Form 10QSB
period 1995-09-30
CAPITAL SENIOR LIVING COMMUNITIES L P
filed 1995-11-15
CIK 789283

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1995
[ ]  Transition report under Section 13 or 15(d) of the Exchange Act for the
     transition period From                     to

Commission file number  0-14752.

               CAPITAL SENIOR LIVING COMMUNITIES, L.P.
(Exact name of Small Business Issuer as Specified in Its Charter)

      DELAWARE                                        35-1665759
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

      14160 Dallas Parkway, Suite 300, Dallas, Texas  75240
(Address of Principal Executive Offices)

                         (214)  770-5600
         (Issuer's Telephone Number, Including Area Code)




     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
 No

                  PART I   FINANCIAL INFORMATION

                  Item 1.  Financial Statements

              CAPITAL SENIOR LIVING COMMUNITIES, LP

                    CONSOLIDATED BALANCE SHEET
          AS OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                       September 30,
                                          1995         December 31,
       ASSETS                          (Unaudited)         1994

PROPERTY AND EQUIPMENT, net          $  17,624,099  $  18,598,744

OTHER ASSETS:
  Cash and cash equivalents              9,098,359      8,018,471
  Cash, restricted                         201,711         50,985
  Accounts receivable, net of
    allowance for doubtful accounts
    of $92,323 and $86,049,
     respectively                          524,466        265,351
  Prepaid expenses and other               194,487        127,480
  Deferred charges, less accumulated
    amortization of $89,123
    and $28,300, respectively              360,472        311,296
  Investment in limited
     partnerships                          685,798              0

           Total assets               $ 28,689,392   $ 27,372,327

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

  Accrued expenses and other
    liabilities                       $  1,137,268   $  1,262,217
  Notes payable                          2,047,139      2,093,713
  Customer deposits                        281,416        253,778

           Total liabilities             3,465,823      3,609,708

PARTNERS' CAPITAL:
  General partner                           39,772         25,162
  Limited partner                                1              1
  Beneficial unit certificates,
    1,264,000 issued and
    outstanding                         25,183,796     23,737,456


           Total partners' capital      25,223,569     23,762,619

           Total liabilities and
             partners' capital        $ 28,689,392   $ 27,372,327
/TABLE

             CAPITAL SENIOR LIVING COMMUNITIES, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                           (UNAUDITED)

                                  Three Months ended  September 30,
                                          1995            1994
RENTAL AND OTHER INCOME
  Multi-family                       $     289,016 $     284,070
  Independent                            1,842,676     1,801,104
  Assisted Living                          404,465       420,853
  Nursing                                1,111,420     1,027,473
  Other                                    226,057       197,120
                                   3,873,634     3,730,620

INTEREST INCOME                            101,906         4,287

INCOME (LOSS) ON INVESTMENT                      0       (14,705)

         Total income                    3,975,540     3,740,202

EXPENSES:
  Salaries, wages and benefits           1,471,850     1,442,942
  Operating and other
    administrative expenses              1,602,948     1,586,090
  Depreciation and amortization            450,445       397,361

         Total expenses                  3,525,243     3,426,393

NET INCOME                           $     450,297  $    313,809

NET INCOME ALLOCATION:
  General partner                   $        4,503  $      3,138
  Beneficial unit certificate
    holders                                445,794       310,671

         Total                       $     450,297  $    313,809

NET INCOME PER BENEFICIAL UNIT
  CERTIFICATE, 1,264,000 issued
  and outstanding                    $         .35 $         .25
/TABLE

             CAPITAL SENIOR LIVING COMMUNITIES, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                           (UNAUDITED)

                                   Nine Months ended  September 30,
                                          1995            1994

RENTAL AND OTHER INCOME
  Multi-family                        $    916,069   $   937,015
  Independent                            5,330,916     5,271,223
  Assisted Living                        1,252,901     1,269,312
  Nursing                                3,461,302     3,042,676
  Other                                    659,416       607,031
                                        11,620,604    11,127,257

INTEREST INCOME                            242,056        39,218


INCOME (LOSS) ON INVESTMENT                      0       (15,523)

       Total income                     11,862,660     11,150,952

EXPENSES:
  Salaries, wages and benefits           4,348,193      4,293,540
  Operating and other
    administrative expenses              4,721,950      4,717,717
  Depreciation and amortization          1,331,567      1,185,709

       Total expenses                   10,401,710     10,196,966

NET INCOME                             $ 1,460,950    $   953,986

NET INCOME ALLOCATION:
  General partner                      $    14,610    $     9,540
  Beneficial unit certificate
     holders                             1,446,340        944,446

       Total                           $ 1,460,950    $   953,986

NET INCOME PER BENEFICIAL UNIT
  CERTIFICATE, 1,264,000
issued and outstanding                 $      1.14    $       .75
/TABLE

             CAPITAL SENIOR LIVING COMMUNITIES, L.P.

           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                           (UNAUDITED)
                     Beneficial
                         Unit    Limited General
                    Certificates Partner Partner      Total

BALANCE, December 31,
     1994             $23,737,456   $1  $25,162    $23,762,619
     Net Income           423,129    -    4,274        427,403

BALANCE, March 31,
     1995              24,160,585    1   29,436     24,190,022
     Net Income           577,417    -    5,833        583,250

BALANCE, June 30,
     1995              24,738,002    1   35,269     24,773,272
     Net Income           445,794     -   4,503         450,297


BALANCE, September 30,
    1995              $25,183,796   $ 1 $39,772    $25,223,569

/TABLE

             CAPITAL SENIOR LIVING COMMUNITIES, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                           (UNAUDITED)
                                       For the Nine Months
                                       Ended September 30,
                                      1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                          $  1,460,950   $   953,986
  Adjustments to reconcile net
     income to net cash provided
     by (used in) operating
     activities:
       Depreciation and
         amortization                    1,331,567     1,185,709
       Loss on investment                        0        15,523
       Changes in assets and
         liabilities, net of
         effects of acquisitions:
         Cash, restricted                 (150,726)            0
         Accounts receivable              (259,115)       66,647
          Prepaid expenses and other      (67,007)      (166,371)
  Accrued expenses and other
           Liabilities                    (124,949)      245,106
         Customer deposits                  27,638         1,578
         NET CASH PROVIDED BY
           OPERATING ACTIVITIES          2,218,358     2,302,178

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of limited partnership interest            0    4,400,000
  Additions to property and equipment     (296,098)     (141,024)
  Investment in limited partnerships      (685,798)     (435,636)
         NET CASH (USED) PROVIDED BY
         INVESTING ACTIVITIES             (981,896)    3,823,340

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds on loan                               0        93,815
  Payments on notes payable                (46,574)
 (166,675)
  Deferred loan charges                   (110,000)            0
         NET CASH USED IN
         FINANCING ACTIVITIES             (156,574)      (72,860)

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                       1,079,888     6,052,658

CASH AND CASH EQUIVALENTS,
   Beginning of Period                   8,018,471     1,780,051

CASH AND CASH EQUIVALENTS,
   End of Period                       $ 9,098,359  $  7,832,709

/TABLE

             CAPITAL SENIOR LIVING COMMUNITIES, L.P.


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principals of Consolidation

The accompanying consolidated balance sheet, as of September 30, 1995, includes the accounts of the Partnership and its 99%-owned subsidiary, Retirement Partnership, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The 1% minority interest in Retirement Partnership, Ltd. is not presented separately due to its immateriality.

The financial information has been prepared in accordance with the Partnership's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto included in the Partnership's annual report filed in Form 10-KSB for the year ended December 31, 1994.

Property and Equipment

The Partnership provides for depreciation and amortization on property and equipment using the straight-line method by charges to operations in amounts to allocate the cost of the property and equipment over their estimated useful lives.

The carrying value of property and equipment is reviewed if the facts and circumstances suggest that it may be impaired. As of September 30, 1995, no reserve for impaired value has been provided.

Cash Equivalents

The Partnership considers investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

Revenue from the four retirement living communities and the two multifamily apartment complexes is recognized in the period in which the unit rental and/or food services relate.

Revenue from the two Projects (Towne Centre and Canton Regency) which offer assisted living, intermediate, and skilled health care (in addition to retirement living), is recognized as services are performed. The Towne Centre health care center (the "Center") is a provider of services under the Indiana Medicaid program. Accordingly, the Center is entitled to reimbursement under the foregoing program at rates which are lower than private pay rates.
Patient service revenue for Medicaid patients is recorded at the reimbursement rates. The Towne Centre and Canton Regency health care centers (the "Centers") are also providers of services under the Medicare program.

The Centers are entitled to reimbursement under the foregoing program in amounts which approximate the lower of cost or charges for caring for these patients. During the period, the Centers received payments from this program on an estimated basis. Any differences between estimated and actual reimbursements are recognized in the subsequent year.



2.  COMMITMENTS AND CONTINGENCIES:

The Partnership had $51,711 and $50,985 in certificates of deposit at September 30, 1995 and December 31, 1994, respectively, restricted for utility deposits. The certificates of deposit mature one year from the original purchase date.

In conjunction with the Partnership's increased mortgage loan commitment on June 30, 1995 (see LIQUIDITY AND CAPITAL RESOURCES), a compensating balance of $150,000 was established with the mortgage company.

3. TRANSACTIONS WITH RELATED PARTIES:

In accordance with the Partnership Agreement, the general partner, Retirement Living Communities, L.P. ("RLC"), does not receive any fees from the Partnership but may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership. In addition, an affiliate of RLC is managing the assets of the Partnership. Partnership expenses incurred by RLC and affiliates, which were expensed by the Partnership for the third fiscal quarter ended September 30, 1995 and 1994, were approximately $103,927 and $89,632, respectively. Management fees reimbursed and expensed by the Partnership to RLC and affiliates for the third fiscal quarter ended September 30, 1995 and 1994, were approximately $247,614 and $244,962, respectively.

In addition, the Partnership has no employees. An affiliate of RLC makes gross payroll deposits and health insurance premium payments on behalf of the properties owned by the Partnership, which are reimbursed by the Partnership, and is required to fund any excess health insurance claims not covered by the Partnership's health premiums or related insurance policy. Reimbursed gross payroll deposits and health insurance premiums, which were expensed by the Partnership during the third fiscal quarter of 1995 and 1994, were approximately $1,359,297 and $1,321,368, respectively.

In connection with increasing the Partnership's mortgage loan commitment from $12,000,000 to $17,500,000, an affiliate of RLC received a 2% financing fee of $110,000 in the third quarter of 1995.

In May 1995, the Partnership contracted with Quality Home Care, Inc., an affiliate of RLC, to provide nursing services to the assisted living residents at The Harrison facility. The contract was executed to comply with certain state regulations. As part of the contract, the Partnership has transferred its share of assisted living revenues and expenses for The Harrison to Quality Home Care, Inc. resulting in an approximate decrease of $70,000 in net annualized profits.

In addition, a 50% partner of RLC is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts.

The general partner and managing agent of Healthcare Properties, L.P. and NHP Retirement Housing Partners I, L.P. is an affiliate of RLC. See Note 4.

4.       ACQUISITION AND DISPOSITION OF INVESTMENTS

In November 1993, the Partnership purchased a 72.73% limited partnership interest in Beck Properties Trophy Club, L.P. for $4,000,000. Beck Properties Trophy Club, L.P. is a Texas limited partnership formed for the purpose of acquiring and developing real estate. The Partnership accounted for this investment on the equity method.

For the nine months ended September 30, 1994, the Partnership contributed $435,636 in additional capital to Beck Properties Trophy Club, L.P. For the nine months ended September 30, 1994, the Partnership incurred a $15,523 loss on this investment. In August 1994, the Partnership sold its interest in Beck Properties Trophy Club, L.P. for $4,400,000

During the second quarter of 1995, the Partnership purchased a 1.8% limited partnership interest in Healthcare Properties, L.P. for $91,671. During the third quarter of 1995, the Partnership purchased additional limited partnership interests for $63,989, bringing the Partnership's total interest in Healthcare Properties, L.P. to 3.29%. Healthcare Properties, L.P. is a portfolio comprised of 11 nursing home facilities.

During the second quarter of 1995, the Partnership purchased 2.3% of the outstanding pension notes of NHP Retirement Housing Partners I, L.P. for $420,000. During the third quarter of 1995, the Partnership purchased additional pension notes for $89,040, bringing the Partnership's total interest in NHP Retirement Housing Partners I, L.P.'s pension notes to 2.82%. NHP Retirement Housing Partners I, L.P. is a portfolio comprised of 5 independent living retirement facilities. The pension notes bear simple interest at 13% per annum. Interest of 7% is paid quarterly, with the remaining 6% interest deferred. Deferred interest and principal matures on December 31, 2001. The Partnership accounts for these investments on the cost method.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of Capital Senior Living Communities, L.P. (the "Partnership") included in this Report.

As of September 30, 1995, the Partnership's assets included four retirement projects (Harrison, Cottonwood Village, Canton Regency, and Towne Centre), a multi-family apartment project (Lakeridge Apartments, formerly known as Village Green II Apartments), a 12% interest in Encore Limited Partnership, a 3.29% limited partnership interest in Healthcare Properties, L.P., 2.82% of the outstanding pension notes of NHP Retirement Housing Partners I, L.P., and a 99% interest in Retirement Partnership, Ltd. (the "Partnership Subsidiary"), which owns a multi-family apartment project (Silver Lakes Apartments, formerly known as Village Green I Apartments).

Silver Lakes Apartments is pledged as collateral to secure repayment of a mortgage loan payable to a nonaffiliated mortgage company with an outstanding balance of $2,047,139 at September 30, 1995. The maturity date on this loan has been extended to December 1, 1995. The Partnership is currently working with the mortgage company to refinance the loan.

RESULTS OF OPERATIONS

The Partnership's primary source of funds is net rental income from the ownership and management of the six real estate projects owned by the Partnership.

THIRD QUARTER OF 1995 COMPARED WITH THIRD QUARTER OF 1994

Rental and other income for the third fiscal quarter ended September 30, 1995 and 1994 was $3,873,634 and $3,730,620, respectively. Rental and other income increased 3.8% from the third quarter 1994 to 1995, and was primarily attributable to higher rents. Interest income for the third fiscal quarter ended September 30, 1995 and 1994, was $101,906 and $24,287, respectively. Interest income increased $77,619 from the third quarter ended 1994 to the third quarter ended 1995 due to additional cash available for investment.
This was a result of cash received from the Partnership's sale of its investment in the Beck Properties Trophy Club, L.P. in August 1994. Income from the Partnership's investment in Beck Properties Trophy Club, L.P. was $0 for the third quarter ended September 30, 1995 and $14,705 loss for the third quarter ended September 30, 1994. There was no income for the third quarter ended September 30, 1995 since the investment was sold in August 1994. Operating expenses are maintained by property and by natural expense classification, but are not allocated by revenue type. Salaries, wages, and benefits of $1,471,850 were paid by the Partnership for the third fiscal quarter of 1995. Approximately $1,359,297 of such amount was paid to affiliates of RLC, Capital Senior Living, Inc. ("CSL") and prior to February 1, 1995, Capital Realty Group Senior Housing, Inc. ("CRGSH"), an affiliate of RLC, as reimbursement for their direct out-of-pocket costs under the property management agreements for salaries, wages, and benefits of on-site employees employed at the properties, with the remainder being contract labor and reimbursement to Retirement Group for an allocable portion of its home office employees' salaries and wages for time expended on matters attributable to the properties. Corresponding payments of salaries and wages for the third fiscal quarter of 1994 was $1,442,942 (with approximately $1,321,368 paid to CSL and CRGSH). Salaries, wages, and benefits increased 2.0% from the third quarter 1994 to 1995. Operating and other administrative expenses increased from $1,586,090 in 1994 to $1,602,948 in 1995, or 1.1%. Depreciation and
amortization for 1995 was $450,445 and $397,361 in 1994. The increase in depreciation and amortization expense of 13.4% from 1994 to 1995 was due to additional depreciation on current fixed asset additions and additional amortization on deferred charges.

FIRST NINE MONTHS OF 1995 COMPARED WITH FIRST NINE MONTHS OF 1994

Rental and other income for the nine months ended September 30, 1995 and 1994 was $11,620,604 and $11,127,257, respectively. Rental and other income increased 4.4% from the nine months ended September 30, 1994 to 1995, and was primarily attributable to higher rents. Interest income for the nine months ended September 30, 1995 and 1994, was $242,056 and $39,218, respectively. Interest income increased $202,838 from the nine months ended September 30, 1994 to 1995 due to additional cash available for investment. This was a result of cash received from the Partnership's sale of its investment in the Beck Properties Trophy Club, L.P. in August 1994. Income from the Partnership's investment in Beck Properties Trophy Club, L.P. was $0 for the nine months ended September 30, 1995 and $15,523 loss for the nine months ended September 30, 1994. There was no income for the nine months ended September 30, 1995 since the investment was sold in August 1994. Operating expenses are maintained by property and by natural expense classification, but are not allocated by revenue type. Salaries, wages, and benefits of $4,348,193 were paid by the Partnership for the nine months ended September 30, 1995. Approximately $4,007,245 of such amount was paid to CSL and CRGSH, an affiliate of RLC, as reimbursement for their direct out-of-pocket costs under the property management agreements for salaries, wages, and benefits of on-site employees employed at the properties, with the remainder being contract labor and reimbursement for an allocable portion of its home office employees' salaries and wages for time expended on matters attributable to the properties. Corresponding payments of salaries and wages for the nine months ended September 30, 1994 was $4,293,540 (with approximately $3,965,985 paid to CSL and CRGSH). The increase in such payments of 1.3% from 1994 to 1995 was attributable to increased labor costs. Operating and other administrative expenses increased from $4,717,717 in 1994 to $4,721,950 in 1995, or 0.1%.
Depreciation and amortization for 1995 was $1,331,567 and $1,185,709 in 1994. The increase in depreciation and amortization expense of 12.3% from 1994 to 1995 was due to additional depreciation on current fixed asset additions and additional amortization on deferred charges.

The Partnership expects its future operating results will depend in large part on its operating costs and occupancy levels in its facilities. If the operating costs increase or occupancy levels decline, the Partnership's operating results will be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

The General Partner believes cash and cash equivalents of $9,098,359 at September 30, 1995 is adequate for the working capital needs of the Partnership. These reserves will be used to support ongoing working capital needs, pay existing debt obligations, meet the capital and marketing improvements necessary to succeed in a competitive atmosphere, and fund future acquisitions or development of real estate projects.

The Partnership's business is to acquire, hold, operate and sell real properties. The operations of the Partnership are fully taxable for federal income tax purposes and require the individual BUC holders to report their respective shares of any taxable income of the Partnership. Moreover, the Partnership intends to retain cash flow and does not expect to make cash distributions to BUC holders in the foreseeable future. Consequently, BUC holders will be required to pay any tax on their share of Partnership taxable income with their personal funds. Further, as a result of federal tax law changes in 1986, BUC holders will not be able to use losses from any other source, other than "passive activity" losses, to offset their share of the Partnership's taxable income.

On July 29, 1994, the Partnership obtained a $12,000,000 open end mortgage loan from a non-affiliated mortgage company, and pledged the Cottonwood, Harrison, Towne Centre and Canton Regency Retirement Community as collateral. On June 30, 1995, the Partnership increased its mortgage loan commitment from $12,000,000 to $17,500,000. The loan expires July 29, 1998. As of September 30, 1995, there have been no advances made to the Partnership on this loan. The management of the Partnership believes that through improved management of the properties' operations, the liquidity of the Partnership and the return on the BUC holder's investment will be maximized. Potential additional sources of liquidity could include new mortgage financings on one or more of the existing unencumbered facilities and a potential sale of one or more of the existing facilities.

PARTNERSHIP PROPERTIES

The following table sets forth summary information concerning the six income-producing real properties owned by the Partnership:

                          Number of Units At     Occupancy
Project Name/Location     September 30, 1995     09/30/94      09/30/95
Cottonwood Retirement      65 - residential        100%           97%
  Community,
  Cottonwood, Arizona

The Harrison Retirement   124 - residential         90%           88%
  Community
  Indianapolis, Indiana

Towne Centre Retirement   147 - residential         96%           96%
  Community                34 - assisted living
  Merrillville, Indiana    64 - nursing

Canton Regency Retirement 147 - residential         96%           95%
  Community                34 - assisted living
  Canton, Ohio             50 - nursing

Lakeridge Apartments      136 - residential         92%           92%
  Kissimmee, Florida

Silver Lakes Apartments   132 - residential         86%           90%
  Kissimmee, Florida
/TABLE

PART II  OTHER INFORMATION

Item 5.   Other Information

      On August 4, 1995, an Amended and Restated Certificate of Limited Partnership of RLC, the General Partner of the Partnership, was filed with the Secretary of State of Indiana. This Amended and Restated Certificate effected a change of General Partner of RLC. CRGSH resigned as such general partner, and Capital Retirement Group, Inc. ("Retirement Group") became the new General Partner of RLC. The beneficial ownership of Retirement Group is the same as the beneficial ownership of CRGSH, and the same persons are officers and directors of both corporations.

Item 6.   Exhibits and Reports on Form 8-K

      No reports on Form 8-K have been filed by the registrant during the quarter ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                         By: RETIREMENT LIVING COMMUNITIES, L.P.
                             General Partner

                             By:   CAPITAL RETIREMENT GROUP, INC.
                                General Partner




Date: November 14, 1995         By:  \s\ Keith Johannessen
                                     President