Form 10KSB
period 1995-12-31
CAPITAL SENIOR LIVING COMMUNITIES L P
filed 1996-04-01
CIK 789283

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 (fee required)
    For the fiscal year ended December 31, 1995, or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the transition period from ___________ to __________

Commission file number  0-14752.

             CAPITAL SENIOR LIVING COMMUNITIES, L.P.
      (Exact name of registrant as specified in its charter)

   DELAWARE                                35-1665759
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

14160 Dallas Parkway, Suite 300, Dallas, Texas  75240
(Address of principal executive officers)         (Zip Code)

Registrant's telephone number, including area code:   (214)
770-5600

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
   Beneficial Unit Certificates
  (Title of Class)
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __


The registrant's revenues for its most recent fiscal year were:
$15,693,441                         .

As of December 31, 1995, there were 1,264,000 Beneficial Unit Certificates of limited partnership interest of the Partnership ("BUCs") outstanding, of which 580,161 were held by affiliates of the registrant. The BUCs are not quoted on the NASDAQ System.

                     DOCUMENTS INCORPORATED BY REFERENCE

None.

                              PART I

Item 1.   DESCRIPTION OF BUSINESS

General

Capital Senior Living Communities, Limited Partnership (formerly known as Retirement Living Tax-Exempt Mortgage Fund Limited Partnership) (the "Partnership") was formed on December 17, 1985, under the Delaware Revised Uniform Limited Partnership Act, and will continue until December 31, 2016, unless terminated earlier under certain provisions of the partnership agreement. In 1986, the Partnership issued to the public a total of 1,264,000 Beneficial Unit Certificates ("BUCs"), representing assignments of limited partnership interest. This issuance generated funds of $28,758,000, net of issuance costs, which were used principally to acquire the Mortgage Loans (as defined below) on April 11, 1986.

The Partnership was originally formed to acquire a portfolio of five federally tax exempt, participating, non-recourse first mortgage bonds issued by governmental issuers (the "Bonds") to finance the construction and/or ownership of real estate projects (the "Projects"). Each of the Bonds was secured by a non-recourse note from the owner of a Project and a mortgage on such
Project (the "Mortgage Loans"). The Projects consisted of four retirement living centers and one multi-family residential apartment complex. Each Project was owned by a partnership (called herein a "Project Owner"). The partners of each Project Owner ("Guarantors") guaranteed the Mortgage Loan on such Project until that Project met a base interest target and also guaranteed all unpaid base interest on such Mortgage Loan until the earlier of maturity or acceleration (the "Guarantees"). The Project Owners defaulted under the Mortgage Loans, and effective September 11, 1991, the Project Owners transferred to a 99%-owned subsidiary of the Partnership ("Retirement Partnership, Ltd", the "Partnership Subsidiary"), through a negotiated settlement (the "Negotiated Settlement"): (a) the five Projects securing the Mortgage Loans; (b) an option to acquire an additional 132-unit apartment project owned by an affiliate of the Project Owners and Guarantors (the "Village Green I Apartments") (this acquisition was effective December 6, 1991); and (c) an approximate 12% interest in Encore Limited Partnership, a limited partnership which invests in retirement living communities and is not affiliated with the Project Owners or Guarantors.

In exchange for the transfer of these properties to the Partnership, the Partnership agreed to (i) forgive approximately $6,000,000 of the principal owed under the Mortgage Loans; (ii) release the Project Owners from any liability under the remaining balance of the Mortgage Loans; (iii) release the Guarantors from any obligations under their personal guarantees of the Mortgage Loans; (iv) purchase the Village Green I Apartments for $2,633,202, payable $430,000 in cash and by taking the project subject to a nonrecourse first lien mortgage payable to Banc One Mortgage Corporation in the amount of approximately $2,203,202; and (v) release the Project Owners and Guarantors from their obligation to reimburse the Partnership for $203,500 in costs related to the Partnership's efforts to collect unpaid base interest on the Mortgage Loans in 1989. Additionally, in order to acquire the Projects, the Partnership surrendered the Bonds to the government issuers for cancellation.

As a result of the acquisition of the Projects and the Village Green I Apartments pursuant to the Negotiated Settlement, the Partnership now directly owns these properties and operates and manages them through management agreements with the general partner of the Partnership and an affiliate of the general partner. See "Item 12. Certain Relationships and Related Transactions."

General Partner

The general partner of the Partnership is Retirement Living Communities ("RLC"), an Indiana limited partnership, whose sole general partner was Capital Realty Group Senior Housing, Inc. (formerly known as Capital Realty Group Properties III, Inc.)("Senior Housing"). Effective July 1, 1995, Senior Housing assigned its general partnership interest to Capital Retirement Group, Inc. ("Retirement Group"), a Texas corporation and an affiliate of Senior Housing. The address of the principal executive offices of RLC and its general partner is the same as the Partnership: 14160 Dallas Parkway, Suite 300, Dallas, Texas 75240, and their telephone number at such address is the same as the Partnership (214) 770-5600. The limited partner of the Partnership is Retirement Living Fiduciary Corporation, an Indiana corporation ("RLFC").

Prior to March 23, 1990, the Project Owners were affiliates of RLC and RLFC. However, on March 23, 1990, the general partners of RLC sold all of the general partnership interests in RLC and all of the outstanding shares of RLFC to Senior Housing, which is not an affiliate of the Project Owners, and the limited partners of RLC sold all of the limited partnership interests in RLC to Capital Realty Group Properties, Inc. ("CRGP"), a Texas corporation and an affiliate of Senior Housing and Retirement Group. Effective January 1, 1991, CRGP transferred its limited partnership interest in RLC to two individuals affiliated with Senior Housing and Retirement Group. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." Accordingly, Retirement Group has sole management authority and control over the affairs of RLC. On September 12, 1990, RLC completed a tender offer solicitation of BUC holders in order to acquire BUCs, resulting in the acquisition of 561,336 BUCs by RLC, representing approximately 44% of the total BUCs outstanding. As of December 31, 1995, RLC owns 580,161 BUCs, representing 45.90% of the total BUCs outstanding. See "Item 11. Security Ownership of Certain Beneficial Owners and Management" for further disclosure of affiliated ownership.

Status for Federal Income Taxes

The Partnership's operations are fully taxable for federal income tax purposes and the individual BUC holders are required to report their respective shares of any taxable income of the Partnership. Moreover, as a result of federal tax law changes in 1986, BUC holders are not able to use losses from any other source other than "passive activity" losses, to offset their share of the Partnership taxable income.

In the event the Partnership is taxed as a corporation because it is "publicly traded" under Section 7704 of the Internal Revenue Code of 1986, then the Partnership would be taxed at corporate rates on all of its taxable income and distributions to the BUC holders would be treated as fully taxable dividends to the extent of current and accumulated earnings and profits, while distributions in excess of current and accumulated earnings and profits would be treated as the non-taxable return of capital to the extent of each BUC holder's basis in the BUCs. RLC does not believe the Partnership will be taxed as "publicly traded" for fiscal 1995 based on its interpretation of Section 7704 and no provision for income taxes has been reflected in the accompanying statements of income.

No ruling has been requested from the Internal Revenue Service regarding this matter and there can be no certainty as to the ultimate outcome of this matter at this time.

Factors Associated with Real Estate

Risks Inherent in Ownership of Real Property. Since the principal business of the Partnership is to own, manage and operate real estate, the Partnership will be subject to all the risks incident to ownership of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include adverse changes in general or local economic conditions; adverse changes in interest rates and in the availability of permanent mortgage funds which may render acquisitions, sales or refinancing of properties difficult or unattractive; adverse changes in real estate, zoning, environmental or land-use laws; increases in real property taxes and federal or local economic or rent controls; other governmental rules; increases in operating costs and the need for additional capital and tenant improvements; the supply of and demand for properties; over building in certain markets; ability to obtain or maintain full occupancy of properties or to provide for adequate maintenance or insurance; the presence of hazardous waste materials; mechanics liens resulting from construction; property related claims and litigation; fiscal policies; and acts of God. The illiquidity of real estate investments generally will impair the ability of the Partnership to respond quickly to changed circumstances.

Competition and Marketing. The real estate business is highly competitive and the Partnership conducts its business of owning and operating income-producing real properties in competition with other real estate investment partnerships, as well as individuals, corporations, bank and insurance company investment accounts, and other entities engaged in real estate investment activities, including companies larger than the Partnership with substantially greater resources. Competition in the market for such properties varies with changes in the supply and demand for similar properties in an area, changes in the interest rates and in the availability of mortgage funds, and changes in tax, real estate, environmental, and zoning laws.

The Partnership's profitability depends in part on maximizing the occupancy of its rental property held by it at rental rates that cover all expenses and include a profit component. Occupancy and rental rates are affected by changes in general economic conditions in the area where the property is located and by changes in other local conditions, such as supply of comparable rental properties, zoning laws, and availability and costs of energy and transportation.

Insurance. The Partnership carries insurance covering all Partnership properties for the replacement cost of all buildings, loss of rents, loss of contents, and general liability. However, there are certain types of losses (generally of a catastrophic nature, including floods) which are either uninsurable or not economically insurable. Should such a disaster occur, the Partnership would suffer a loss of the capital invested in, as well as anticipated profits from, any property destroyed by such casualty.

Environmental Hazards. Owners and operators of real properties are faced with increasing regulation of environmental hazards, discharges and emissions. From time to time the Partnership may be exposed to liability or fines for correcting environmental problems or bringing properties into compliance with various environmental standards even if the problems or violations were unintentional or were caused by a prior owner or operator of the property. The Partnership obtained an environmental audit of the Village Green I Apartments in connection with the acquisition of such property and the property does not appear to be in violation of any environmental regulations.

Employees

The Partnership has no employees. Certain services are provided to the Partnership by employees or affiliates of RLC and Retirement Group, and the Partnership reimburses the affiliates for such services at cost. The Partnership is not charged and does not pay for salaries or fringe benefits of any principals of Retirement Group.

Government Regulations and Reimbursement

The Partnership's retirement living centers are subject to compliance with various state and local licensing requirements.

These requirements relate to the condition of the facilities and the adequacy and condition of the equipment used therein, the quality and adequacy of personnel, and the quality of care. Such requirements are subject to change. There can be no assurance that, in the future, the Partnership will be able to maintain such licenses for its facilities or that the Partnership will not be required to expend significant sums in order to do so.

Towne Centre Retirement Community is subject to regulations in the State of Indiana regarding its assisted living and nursing services. The Indiana State Board of Health requires that the management company be licensed to provide the services that are performed at Towne Centre. Capital Realty Group Management, Inc. d/b/a Towne Centre Health Care, an affiliate of Retirement Group, has received a license from the Indiana State Board of Health to operate a 64-bed Comprehensive Care and 35-bed Residential Care facility. Residential Care includes such services as assistance with dressing, grooming, bathing, ambulating, and medical supervision. Comprehensive Care encompasses full nursing services including assistance with daily medication, physical therapy, and occupational therapy. The license is issued for a term of one year subject to automatic renewal by the State Board of Health as long as the project is in compliance with the terms of the license.

The State of Ohio requires the Canton Regency project to be licensed to provide nursing services. Canton Regency Retirement Community has received the license from the State of Ohio Department of Health to operate a 50-bed nursing home. All levels of care are included in this license. The License has no expiration date, but a renewal fee is due on September 11 of each year.

Medicaid is a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government; Medicare is a health insurance program for the aged and certain other chronically disabled individuals, operated by the federal government. Changes in the reimbursement policies of such funding programs as a result of budget cuts by federal and state governments or other legislative and regulatory action could adversely affect the revenues of the Partnership. The Towne Centre project is a provider of services under the Indiana Medicaid program. Accordingly, Towne Centre is entitled to reimbursement under the foregoing program at established rates which are lower than private pay rates. Payments from the Medicaid program are adjusted prospectively, based on the filing of an annual cost report. The Towne Centre and Canton Regency projects are also providers of services under the Medicare program. These Projects are entitled to reimbursement under the foregoing program in amounts determined based on the filing of an annual cost report prepared in accordance with Federal regulations, which reports are subject to audit and retroactive adjustment in future periods. These Projects receive payments from this program based on established rates and are adjusted for differences between such rates and estimated amounts reimbursable from the program. During fiscal 1995, the Medicaid and Medicare programs accounted for approximately 15% of the Partnership's revenues.

Acquisition and Divestiture

In November 1993, the Partnership purchased a 72.73% limited partnership interest in Beck Properties Trophy Club, L.P. for
$4,000,000.  This limited partnership interest was sold in 1994.

Beck Trophy Club, L.P. is a Texas limited partnership formed on November 28, 1993 for the purpose of acquiring and developing real estate. At December 31, 1993, the primary assets of Beck Properties Trophy Club, L.P. included approximately 1,024 acres of undeveloped land, 114 residential lots, an office building, sales office building, equestrian center, and a residential house. These properties were purchased by Beck Properties Trophy Club, L.P. for $5,042,029 from Beck Properties, Inc., an affiliate of Jeffrey L. Beck, which had previously purchased the properties in 1993 for $5,042,029 from an unrelated party. The general partner of Beck Properties Trophy Club, L.P. is Capital Realty Group Properties II, Inc., an affiliate of Retirement Group, which made a capital contribution of $55,000 for its 1.00% interest, and the other limited partners were Beck Family Trust No. 1, a family trust for which Jeffrey L. Beck serves as sole trustee, which made a capital contribution of $963,333 for its 17.52% interest, and James A. Stroud, who made a capital contribution of $481,667 for his 8.76% interest. During 1994, the Partnership contributed $435,636 in additional capital to Beck Properties Trophy Club, L.P. Due to ongoing litigation that impeded the development of the project, in August 1994, the Partnership sold its interest in Beck Properties Trophy Club,
L.P. for $4,400,000 to Beck Family Trust No. 1.   The

Partnership's investment in the Beck Properties Trophy Club, L.P.
incurred $15,523 in losses for 1994; of which $818 relates to operations and $14,705 from the loss on sale.

During 1995, the Partnership made various purchases of limited partnership interests in Healthcare Properties, L.P. As of December 31, 1995, the Partnership has cumulatively paid $308,825 for a 5.8% ownership in Healthcare Properties, L.P. Healthcare Properties, L.P. is a portfolio comprised of 9 nursing home facilities.

During 1995, the Partnership made various purchases of outstanding pension notes of NHP Retirement Housing Partners I, L.P. As of December 31, 1995, the Partnership has cumulatively paid $587,580 for a 3.25% ownership of outstanding pension notes of NHP Retirement Housing Partners I, L.P. NHP Retirement Housing Partners I, L.P. owns a portfolio of 5 independent living retirement facilities. The pension notes bear simple interest at 13% annum. Interest of 7% is paid quarterly, with the remaining 6% interest deferred. Deferred interest and principal matures on December 31, 2001.

The general partner and managing agent of Healthcare Properties, L.P. and NHP Retirement Housing Partners I, L.P. is an affiliate of RLC.

The Partnership's Properties

The following table sets forth summary information concerning the six income-producing real properties owned by the Partnership:

                         No.of Units
                         at December            Occupancy
                           31, 1995    12/31/95 12/31/94 12/31/93
                         ___________   ________ ________ ________
Cottonwood Retirement
Community Cottonwood,
Arizona               65-residential      100%    100%     100%

The Harrison Retirement
Community
Indianapolis, Indiana 124- residential     85%      90%     95%

Towne Centre Retirement
Community
Merrillville, Indiana 148- residential
                       34- assisted living
                       64- nursing          95%      95%    98%

Canton Regency Retirement
Community
Canton, Ohio          147- residential
                       34- assisted living
                       50- nursing           94%      94%   96%
Village Green Apartments I
(Silver Lake Apartments)
Kissimmee, Florida    132- residential       90%      82%   86%

Village Green Apartments II
(Lakeridge Apartments)
Kissimmee, Florida    136- residential       90%       84%   79%

Village Green I Apartments is pledged as collateral to secure repayment of a $2,035,148 mortgage loan payable to a nonaffiliated mortgage company. On July 29, 1994, the Partnership obtained a $12,000,000 open end mortgage loan from a non-affiliated mortgage company, and pledged the Cottonwood Retirement Community, The Harrison Retirement Community, Towne Centre Retirement Community and Canton Regency Retirement Community as collateral. On June 30, 1995, the Partnership increased its mortgage loan commitment from $12,000,000 to $17,500,000. As of December 31, 1995, there have been no advances made to the Partnership on this loan.

Cottonwood Retirement Community - Cottonwood, Arizona

The Cottonwood Retirement Community is located on a two-acre site in Cottonwood about 100 miles north of Phoenix and 65 miles south of Flagstaff. The community consists of a three-story building with 65 residential units. A special assistance program was instituted during 1991 in response to the needs of the residents. The services provided to residents needing assistance include:

medication reminders, dietary monitoring, and activities of daily living (e.g., bathing, dressing, grooming). In the opinion of management, the facility has maintained a high occupancy level due to the special assistance program. No nursing care is available on site, although a nonaffiliated nursing home is nearby.

The monthly rental rates range from $1160 for alcoves (19 units), $960 for studios (13 units), $1470 for one bedrooms (29 units), and $1885 for two bedrooms (4 units). An additional second occupant fee of $300 is charged, if applicable.

Capital improvements and repairs during 1995 were minor in nature. Management has budgeted approximately $124,600 during 1996 for replacing carpets, painting and purchasing new furniture, equipment and a van.

The Cottonwood market is limited. The closest competition is a relatively new competitive project located about 30 miles away.

The Harrison Retirement Community - Indianapolis, Indiana

The Harrison Retirement Community ("Harrison") is a 124-unit residential community located on the west side of Indianapolis in the Eagle Valley area. The Harrison consists of a two-story atrium building located on a four and one-half acre site. The Harrison has a special assistance program but no nursing care units, although a nonaffiliated 120-bed nursing home is located on adjacent property. The services provided to residents needing assistance include: medication reminders, dietary monitoring, and activities of daily living.

The monthly rental rates for the community range from $1020 to $1075 for efficiencies (43 units), $1205 to $1270 for one-bedrooms (67 units), and $1595 to $1650 for two-bedrooms (14 units). The rental rates for the community are market rates and in line with the competition. An additional second occupancy fee of $275 is charged, if applicable.

During 1995, property improvements and repairs were completed, including, acquisition of carpet, furniture and various equipment. Management has budgeted approximately $149,800 during 1996 for new furnishings, appliances, carpeting and painting.

The Harrison has significant competition in the Indianapolis area due to the number of similar type retirement communities. Three other projects, totaling 425 units, are also located on the west side of Indianapolis. However, the property continues to maintain good occupancy.

Towne Centre Retirement Community - Merrillville, Indiana

The Towne Centre Retirement Community is located in Merrillville adjacent to a nonaffiliated 182-unit adult rental community. It consists of a mid-rise atrium building with 148 residential units, 34 assisted living units and 64 nursing care beds. Towne Centre is located on a 15-acre site, approximately 100 miles southeast of Chicago, Illinois, and south of Gary, Indiana.

The monthly rental rates for the community range from $1,211 for studios (40 units), an average of $1,408 for one-bedrooms (90 units) and an average of $1,920 (depending on location in building) for two bedrooms (18 units). The monthly rental rate increases by $290 for a second resident.

The assisted living and nursing care facilities are located in a separate, adjoining wing. The daily rates range from $68 for a private assisted living unit, $167 for a private intermediate bed, $89 for a semi-private intermediate bed, $104 for a semi-private skilled bed, and $197 for a private skilled bed. The nursing facility has eleven (11) beds certified for Medicare reimbursement.

Capital improvements and repairs during 1995 were largely attributable to the replacement of carpeting, equipment purchases and a purchase of a new bus. Management has budgeted approximately $97,000 during 1996 for replacing carpets, purchasing equipment and driveway resurfacing.

The local Merrillville market is small. Towne Centre has three directly competitive projects, of which two are currently at full occupancy. The third competitor is a new non-denominational church sponsored property that is reporting an occupancy of 90%.

Canton Regency Retirement Community - Canton, Ohio

The Canton Regency Retirement Community consists of an atrium building located on a 10-acre site in the northwest suburbs of

Canton. The building contains 147 residential units, 34 assisted living units and 50 nursing care beds.

The monthly rental rates for residential units range an average of $1,243 for studios (39 units), an average of $1,451 for one-bedrooms (90 units), and an average of $2,060 for two-bedrooms (18 units). The monthly rental rate increases by $375 for a second resident.

Canton's assisted living and nursing care facilities are located in a separate adjoining wing. The daily rates range from $59 for a private assisted living unit, $105 for a private intermediate bed, $92 for a semi-private intermediate bed, $117 for a private skilled bed and $104 for a semi-private-skilled bed. Canton's nursing facility has twelve (12) beds certified for Medicare reimbursement.

Property improvements and repairs, budgeted for 1995, were partially completed during 1995. The property began its 1995 capital management program by acquiring carpeting, furniture and various equipment. Management has budgeted approximately $133,500 during 1996 for additional carpeting, painting, new furnishings, equipment and a bus.

There are two competitive facilities in the Canton market.
However, Canton Regency's good reputation and strong commitment to service have allowed Canton Regency to maintain a high occupancy level during 1995.

Silver Lakes Apartments - Kissimmee, Florida

Silver Lakes Apartments is a 132-unit multi-family apartment complex located on a three-acre site in Kissimmee, Florida, adjacent to the Lakeridge Apartments. The complex is a three-story structure with one bedroom and two bedroom - one bath apartments. The monthly rental rates range from $425 ($.57 per square foot) for one bedroom/one bath to $515 ($.53 per square foot) for two bedroom/one bath apartments.

The most recent internal market survey of comparable, competing properties was completed by on-site management in February 1996. Ten properties were surveyed by telephone. The average market occupancy was 93% and the average rental rate was $480. Silver Lakes' occupancy was 91% in February 1996, and the average rent was 4.6% below market, before specials. Silver Lakes' below market rents are primarily due to certain apartment units not
having central air conditioning.   Competitors in the market area
offered specials ranging from $400 off the first month of rent to one month of rent free. Silver Lakes currently offers a one month rent free special. No new construction has been announced, which should contribute to a stronger market in 1996.

Lakeridge Apartments - Kissimmee, Florida

Lakeridge Apartments is a 136-unit multi-family apartment complex located in Kissimmee, Florida, adjacent to the Silver Lakes Apartments. The complex includes efficiencies, one and two bedroom apartments. The monthly rental rates range from $395 ($.85 per square foot) to $535 ($.62 per square foot).

The most recent internal market survey of comparable, competing properties was completed by the on-site personnel in February 1996. Ten properties were surveyed by telephone. The average market occupancy was 93%, and the average rental rate was $510. Lakeridge's occupancy was 92% in February 1996, and the average rent was 6% below market. Lakeridge's below market rents are primarily due to certain apartment units not having central air conditioning. Competitors in the market area offered specials ranging from $400 off the first month of rent to one month of rent free. Lakeridge currently offers a one month free rent special. No new construction in the area has been announced, which should contribute to a stronger market in 1996.

Leases

Leases on Cottonwood Retirement Community, The Harrison Retirement Community, Towne Centre Retirement Community, and Canton Regency Retirement Community provide a 12 month lease with a 30 day no penalty cancellation clause. These leases also allow for an immediate lease cancellation in the case of a resident's death or admission to a higher level of care. Lease up incentives may include free rent on the 6th month, move-in allowances and discounted rents on less attractive units. Leases on the Lake Ridge and Silver Lakes apartments include a 7 month minimum or 12 month lease with penalties should the tenant not fulfill the lease term. Lease up incentives include one month of free rent and a $100 renewal concession.

Item 2.   DESCRIPTION OF PROPERTY

Other than the properties described under "Item 1. Description of Business," the Partnership does not own or lease any significant physical properties. The Partnership operates out of, and uses the premises of, Retirement Group at no direct cost to the Partnership.

      Item 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Partnership is a party.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                             PART II

Item 5.   MARKET FOR REGISTRANT'S PARTNERSHIP INTERESTS AND
          RELATED PARTNERSHIP MATTERS

Until July 18, 1989, the BUCs were quoted on the NASDAQ System under the symbol RLIVZ. The BUCs are not presently listed or traded on any exchange or quoted on the NASDAQ System. Bid and asked prices were reported in the "pink sheets" during the second and third quarters of 1989. However, no bid or asked prices have been reported since the third quarter of 1989. There is presently no established trading market for the BUCs.

The number of BUC holders of record as of December 31, 1995 was 933.

The Partnership has not declared or paid any cash distributions or dividends during the last two fiscal years. The Partnership
presently plans to retain net cash flow.   There can be no
assurance as to the timing or amount of future cash distributions to BUC holders, which will be dependent on the cash flow of the Partnership's properties.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION

This discussion should be read in conjunction with the consolidated financial statements of the Partnership included in this Report.

As of December 31, 1995, the Partnership's assets included four retirement projects (Harrison, Cottonwood Village, Canton Regency, and Towne Centre), a multi-family apartment project (Lakeridge Apartments, formerly known as Village Green II Apartments), a 12% limited partnership interest in Encore Limited Partnership, and a 99% general partnership interest in Retirement Partnership, Ltd. (the "Partnership Subsidiary"), which owns a multi-family apartment project (Silver Lakes Apartments, formerly known as Village Green I Apartments). The Partnership Subsidiary acquired these six projects and the 12% limited partnership interest in Encore Limited Partnership effective September 11, 1991 (except for Silver Lakes Apartments, which was acquired on December 6, 1991), pursuant to the Negotiated Settlement. However, effective December 31, 1991, the Partnership Subsidiary deeded all interest except Silver Lakes Apartments to the Partnership by the execution of a Warranty Deed.

The Partnership originally acquired the six projects in the Partnership Subsidiary to preserve the Partnership's lien position in the event the Project owners subsequently filed for bankruptcy protection after the transfer on September 11, 1991. If the Project Owners filed for bankruptcy protection, any transfer made within ninety days previous to the filing could be treated as a preferential transfer and therefore, the assets could be brought back into the project Owner's estate. In that event, the Partnership would still have a lien position that it could assert in the bankruptcy proceedings.

The five (5) projects (excluding Silver Lakes Apartments) were then conveyed to the Partnership on December 31, 1991, since the ninety (90) day period had lapsed. Silver Lakes Apartments was not subsequently deeded to the Partnership because the lender would not consent to the transfer to the Partnership.

In November 1993, the Partnership purchased a 72.73% limited partnership interest in Beck Properties Trophy Club, L.P. for $4,000,000. Due to ongoing litigation that impeded the development of assets in Beck Properties Trophy Club, L.P., in August 1994, the Partnership sold its interest in Beck Properties Trophy Club, L.P. for $4,400,000 to Beck Family Trust No. 1. See "Item 1. Description of Business, Acquisition and Divestiture" and "Item 12. Certain Relationships and Related Transactions". The Partnership's investment in the Beck Properties Trophy Club, L.P. incurred $15,523 in losses for 1994; of which $818 relates to operations and $14,705 from the loss on sale.

As of December 31, 1995, the Partnership's assets also include a 5.8% ownership of limited partnership interests in Healthcare Properties, L.P. and a 3.25% ownership of outstanding pension notes of NHP Retirement Housing Partners I, L.P. See "Item 1. Description of Business - Acquisition and Divestiture".

Results of Operations

1995 Compared with 1994

Rental and other income for fiscal 1995 and 1994 was $15,339,467 and $14,796,204, respectively. The 3.7% increase in rental and other income from 1994 to 1995 was attributable to higher rents. Rental income for independent and nursing increased from 1994 to 1995 1.0% and 10.9%, respectively. The increases in rental income categories were attributable to rental rate increases. Other income increased 8.8% from 1994 to 1995 and was attributable to an increase in therapy income from Medicare. Multi-family income decreased 0.4% from 1994 to 1995. Assisted living income decreased 1.6% from 1994 to 1995 and was attributable to lost revenues from the Harrison facility to a contracted assisted living provider. The interest income of $ 353,974 and $111,779 for 1995 and 1994, respectively, resulted primarily from investments of cash reserves and $42,916 of 1995 interest income resulted from interest received on the Partnership's investment in pension notes of NHP Retirement Housing Partners, L.P. Operating expenses are maintained by property and by natural expense classification, but are not allocated by revenue type. Salaries, wages and benefits of $5,875,046 were expensed by the Partnership for fiscal 1995. Approximately $5,213,246 of such amount was paid to Senior Housing or Capital Senior Living, Inc. ("CSL"), an affiliate of RLC, as reimbursement for their direct out-of-pocket costs under the property management agreements for salaries, wages and benefits of on-site employees employed at the properties, and $354,830 as reimbursement to CSL for an allocable portion of its home office employees' salaries and wages for time expended on matters attributable to the properties. Corresponding payments of salaries and wages for fiscal 1994 was $5,781,550. Approximately $5,103,922 of such amount was paid to Senior Housing for on-site employee payroll reimbursement and $278,511 as reimbursement to Senior Housing for home office employee payroll. Operating and other administrative expenses (other than salaries, wages and benefits and loss on investment) increased
3.5 % from $7,911,996  in 1994 to $8,187,726 in 1995.  The
increase in 1995 is primarily attributable to increased ancillary services, bad expense, depreciation and amortization expense.
For 1994, the Partnership recognized a loss of $15,523 in its investment in Beck Properties Trophy Club, L.P. as explained above. The Partnership expects its future operating results will depend in large part on its operating costs and occupancy levels in its facilities. If the operating costs increase or occupancy levels decline, the Partnership's operating results will be adversely affected.

Liquidity and Capital Resources

As of December 31, 1995, the Partnership had cash and cash equivalents of $9,743,330 and unused mortgage loan commitment of $17,500,000. These reserves will be used to support ongoing working capital needs, pay existing debt obligations, meet the capital and marketing improvements necessary to succeed in a competitive atmosphere, and fund future acquisitions or development of real estate projects. Furthermore, the Partnership is subject to audits (and potential adjustments) by Medicaid and Medicare of its annual cost reports. On December 24, 1992, significant amendments to the Partnership Agreement were adopted which give the Partnership authority to operate in accordance with current and contemplated business operations as an operating entity. With the approved amendments to the Partnership Agreement, the Partnership has become an entity whereby cash and income generated from operations or from the sale or refinancing of assets will be retained in order to utilize such funds for a variety of purposes, including acquisitions or development of real estate projects. Consequently, the Partnership does not expect to make cash distributions to BUC Holders in the foreseeable future. This may have an adverse effect on BUC Holders for federal income tax purposes, as discussed below.

Cash and cash equivalents increased in the amount of $1,724,859 from the end of fiscal year 1994 to the end of fiscal year 1995. Cash sources consisted of $3,194,370 from operating activities. Cash uses during fiscal year 1995 were for additions to property and equipment of $383,711, investments in limited partnerships of $896,405, payment of loan charges of $130,830 and payments on notes payable of $58,565.

As a result of the Negotiated Settlement (see "Item 1. Description of Business-General"), the Partnership no longer owns Tax-Exempt bonds. Instead, the Partnership holds and operates the properties. This has adversely impacted the Tax-Exempt nature of the Partnership's operations in that it causes the operations of the Partnership to be fully taxable for federal income tax purposes and requires the individual BUC Holders to report their respective shares of any taxable income of the Partnership, without any cash being distributed by the Partnership to pay any tax due by a BUC Holder on such BUC Holder's share of Partnership taxable income. For 1995, the

Partnership's taxable income was $2,019,835, which is
approximately $1.58 for each BUC.   Moreover, as a result of
federal tax law changes in 1986, BUC Holders will not be able to use losses from any other source, other than "passive activity" losses, to offset their share of the Partnership's taxable income. However, the approximate $6,000,000 of mortgage loan indebtedness forgiven by the Partnership in connection with the Negotiated Settlement resulted in a taxable loss to the Partnership for federal income tax purposes which was reported by BUC Holders on September 11, 1991, in proportion to the number of BUCs owned and to the extent of each BUC holder's basis in the BUCs. BUC Holders acquiring BUCs after September 11, 1991, are not entitled to report any portion of such loss.

In the event the Partnership is taxed as a corporation because it is "publicly traded" under Section 7704 of the Internal Revenue Code of 1986, then the Partnership would be taxed at corporate rates on all of its taxable income and distributions to the BUC Holders would be treated as fully taxable dividends to the extent of current and accumulated earnings and profits, while distributions in excess of current and accumulated earnings and profits would be treated as the non-taxable return of capital to the extent of each BUC Holder's basis in the BUCs. RLC does not believe the Partnership will be taxed as "publicly traded" for fiscal 1995 based on its interpretation of Section 7704 and no provision for income taxes has been reflected in the accompanying consolidated statements of income. No ruling has been requested from the Internal Revenue Service regarding this matter and there can be no certainty as to the ultimate outcome of this matter at this time.

To the extent the Partnership is taxed as a corporation because it is "publicly traded" under Section 7704, payments of federal income tax by the Partnership will reduce the liquidity and net cash flow of the Partnership. On the other hand, in such event, the BUC Holders would not be required to report any income of the Partnership in their personal federal income tax returns absent any cash distributions to them.

The management of the Partnership believes that the projected 1996 cash flow generated from the six properties after the debt service on the Silver Lakes Apartments will be approximately $3.0 million to $3.7 million. The revenue from each Project is sufficient to cover the operating expenses from that particular

Project. Excess Project funds (approximately $281,000 per month) are used to pay a portion of Silver Lakes Apartments monthly mortgage payment. The Partnership is able to use the positive cash flow from one project to meet any unexpected capital improvement needs on other projects. To the extent that the positive cash flow is not used to meet the Silver Lakes debt service or any unexpected capital improvements on the Projects, the funds are retained to build up the working capital reserves of the Partnership and to provide funds for acquisitions of additional properties. The Silver Lakes mortgage balance matured on April 1, 1995 and was extended to December 1, 1995. On December 1, 1995, the mortgage was extended to July 1, 1996, with
an additional option to extend to December 31, 1996.   The
Partnership currently intends to refinance the mortgage when it becomes due.

Item 7.      FINANCIAL STATEMENTS

The financial statements of the Partnership are listed in Item 13 of this report and are contained at pages 31 through 50 of this Report.

Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants that are required to be reported herein.

                             PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
        ACT

The Partnership has no directors or officers. RLC is the sole general partner of the Partnership, and accordingly, manages and controls the affairs of the Partnership. On March 23, 1990, Senior Housing became the sole general partner of RLC. Effective July 1, 1995, Senior Housing assigned its general partnership interest to Retirement Group.

Retirement Group is a privately owned corporation initially organized on August 23, 1995. Its principal business activity has been the ownership and management of real property for its own account and for the account of various limited partnerships of which it is the general partner. Retirement Group is a wholly owned subsidiary of Capital Realty Group Corporation, a Texas corporation ("Capital"), with its corporate headquarters in Dallas, Texas. Capital is owned 50% by James A. Stroud (through a trust) and 50% by Jeffrey L. Beck.

The Partnership properties during 1994 and through February 1, 1995, were managed by Senior Housing. On February 1, 1995, Senior Housing assigned its contract rights to manage the Partnership properties to Capital Senior Living, Inc. ("CSL"). CSL is a wholly owned subsidiary of Capital.

The following are the directors and executive officers of CSL and Retirement Group.

       Name                   Position
       James A. Stroud        Chief Operating Officer, Secretary
                               and Director
       Jeffrey L. Beck        Chief Executive Officer and
                               Director
       Keith N. Johannessen   President
       Fred Tanner            Executive Vice President
       Rob L. Goodpaster      National Director of Marketing
       Marilyn J. Teel        Vice President
       David Brickman         Vice President
       Robert F. Hollister    Controller

James A. Stroud, age 45. Mr. Stroud has served as an officer and a director of Capital since December 1988. Mr. Stroud became Chief Operating Officer and Secretary of Senior Housing in May 1991, CSL in February 1995 and Retirement Group in June 1995. He owns 50% of Capital (through a trust). From 1984 until 1985, he was Executive Vice-President of Equity Management Corporation, Dallas, Texas, a full service real estate company. From 1980 to 1983, he was director in charge of the Tax Department of the law firm of Baker, Glast & Middleton, Dallas, Texas. From 1978 until 1980, he was an associate with Brice & Mankoff (formerly Durant and Mankoff), a law firm in Dallas, Texas. Mr. Stroud is a Certified Public Accountant and a licensed attorney. He received his B.B.A. from Texas Tech University with highest honors, his J.D. from the University of Texas with honors, and his L.L.M. in taxation from New York University with honors. While at New York University, he was a graduate editor of the New York University

Tax Law Review and a Wallace Scholar. Mr. Stroud is a founder and director of the Assisted Living Facilities Association of America, a member of the Health Industry Council, President-Elect of National Association for Senior Living Industries ("NASLI"), and has delivered speeches on health care topics to the NASLI, National Investment Conference and the Urban Land Institute.

Jeffrey L. Beck, age 51. Mr. Beck has served as an officer and a director of Capital since December 1988. Mr. Beck became Chief Executive Officer of Senior Housing in May 1991, CSL in February 1995 and Retirement Group in June 1995. He owns 50% of Capital. From 1975 to 1985, he was President of Beck Properties, Inc., which was the predecessor of Capital. From 1973 to 1974, he was Regional Controller with Trammell Crow & Company, a real estate company based in Dallas, Texas. Mr. Beck is Chairman of the Board of Directors of United Texas Bank of Dallas. Mr. Beck serves as Chairman of the American Senior Housing Association.

Keith N. Johannessen, age 39. Mr. Johannessen became Executive Vice President of Senior Housing in May 1993 with responsibility for supervising the day-to-day operations of Capital's retirement communities. Mr. Johannessen became President of Senior Housing in March 1994, CSL in February 1995 and Retirement Group in June 1995. From September 1992 through May 1993, Mr. Johannessen was a Senior Manager in the North Central Region for the health care practice of Ernst & Young LLP, responsible for assisting in the development and direction of the firm's long term care center consulting projects in the region as well as on a national basis. From August 1987 through September 1992, Mr. Johannessen was Executive Vice President with Oxford Retirement Services, Inc. responsible for the sales, marketing and operations of retirement communities and nursing homes. From August 1978 to August 1987, Mr. Johannessen was employed by Life Care Services Corporation in a variety of operations management positions, from single retirement projects to multi-facility responsibilities. He is a licensed nursing home administrator and holds a Bachelor of Arts Degree from Nyack College, New York. Mr. Johannessen is active in the American Senior Housing Association, National Association for Senior Living Industries and the American Association of Homes and Services for the Aging.

Fred Tanner, age 40. Mr. Tanner became Executive Vice President of Senior Housing in 1994, CSL in February 1995 and Retirement Group in June 1995, providing operational support to congregate, assisted living and nursing facilities. Additionally, he is responsible for the development and oversight of home health programs. Prior to joining Capital, Mr. Tanner served in similar operational roles with Greystone Communities from May 1993 to November 1994 and Central Park Lodges from December 1988 to May 1993. His experience includes the multiple supervision of both endowment and rental, including independent, assisted living and nursing care facilities. Mr. Tanner's involvement in the industry began in 1979 at the Methodist Home for the Aged in Charlotte, North Carolina. In 1983 he served as an Executive Director of various retirement communities in Kansas and Tennessee before becoming a Regional Director of Operations for the Forum Group in Indianapolis, Indiana. Mr. Tanner is a member of the American Senior Housing Association, where he heads the committee formulating the association's assisted living regulatory policy. Mr. Tanner is a graduate of the University of North Texas Center for Studies in Aging with a M.A. in Gerontology/Retirement Community Administration.

Rob L. Goodpaster, age 43. Mr. Goodpaster became National Director of Marketing of Senior Housing in December 1992, CSL in February 1995 and Retirement Group in June 1995, with overall responsibility for marketing and lease-up functions of Capital's managed properties. With 19 years of experience in the industry, Mr. Goodpaster has an extensive background in retirement housing marketing. His experience includes analyzing demographics, developing and implementing marketing plans, creating outreach and advertising programs, hiring and training sales personnel and implementing lead management and tracking systems. Prior to joining Capital, Mr. Goodpaster was National Director of Marketing for Autumn America from January 1990 to November 1992. From 1985 until December 1989, he was President of Retirement Living Concepts, Inc. where he marketed retirement properties throughout the United States. Mr. Goodpaster was formerly Vice President, Marketing for U.S. Retirement Corp. from 1984 to 1985 and Vice President, Development for American Retirement Corp. from 1980 to 1984. Mr. Goodpaster is a graduate of Ball State University with a B.S. in Business Management and Marketing. Mr. Goodpaster is a member of the National Association of Senior Living Industry and the Texas Association of Retirement Communities.

Marilyn J. Teel, age 42. Ms. Teel has served as Vice President of Senior Housing since 1992, CSL since February 1995 and

Retirement Group since June 1995. Ms. Teel has over 15 years experience in the senior housing industry. She has had extensive experience in marketing, leasing and management operations for retirement communities and assisted living facilities. She joined Capital in 1991 and is currently responsible for overseeing day-to-day property operations as well as marketing and leasing operations for multiple retirement communities, assisted living facilities and nursing home facilities. From 1987 through 1988, Ms. Teel was marketing director with OverCash Goodman Company, a company located in Fort Worth, Texas, providing nursing home and congregate care. From 1988 until 1991, Ms. Teel was the on-site administrator for various retirement communities. She is a member of the Texas Association of Retirement Communities and the NASLI.

David Brickman, age 37. Mr. Brickman has served as Vice President and Counsel for Senior Housing since 1992, CSL since February 1995 and Retirement Group since June 1995. Mr. Brickman received his Bachelor of Arts degree from Brandeis University.
He holds a J.D. from the University of South Carolina Law School, an M.B.A. from the University of South Carolina School of Business Administration and a Masters of Health Administration from Duke University. Prior to joining Capital in 1992, he served as in-house counsel from 1986 through 1987 with Cigna Health Plan, Inc., from 1987 through 1989 with American General Group Insurance Company and from 1989 until joining Capital, with LifeCo Travel Management Company located in Houston, Texas. In addition to his duties as Counsel for Senior Housing, Mr. Brickman is also responsible for asset management activities, operational activities and investor relations for Capital's portfolio.

Robert F. Hollister, age 40. Mr. Hollister has served as Controller of Senior Housing since 1992, CSL since February 1995 and Retirement Group since June 1995. Mr. Hollister received his Bachelor of Science in Accounting from the University of Maryland. His experience includes public accounting and private experience in fields such as securities, construction, and nursing homes. Prior to joining Capital in 1992, Mr. Hollister was the chief financial officer and controller for Kavanaugh Securities, Inc. from December 1985 until 1992. Mr. Hollister is the property controller and supervises the day-to-day accounting and financial aspects of Capital. Mr. Hollister is a Certified

Financial Planner and a member of both local and national professional accounting organizations.

The executive officers of CSL and Retirement Group are required to spend only such time on the Partnership's affairs as is deemed necessary in the sole judgment of CSL and Retirement Group. A significant amount of these officers' time is expected to be spent on matters unrelated to the Partnership.

Based solely upon a review of Forms 3, 4 and 5 furnished to the Partnership pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), or upon written representations received by the Partnership, the Partnership is not aware of any failure by any officer or director of Retirement Group or beneficial owner of more than 10% of the BUCs to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to 1994 except the following persons failed to file in a timely basis the following reports: (1) James A. Stroud filed five late reports on Form 4, reporting indirect ownership of Capital Trust's 15,028 BUCs, and
(2) Jeffrey L. Beck filed five late reports on Form 4, reporting indirect ownership of his wife's 15,028 BUCs, for which he disclaims beneficial ownership.

       Item 10.            EXECUTIVE COMPENSATION

RLC does not receive a fee for serving as general partner of the Partnership. None of the executive officers or directors of Retirement Group receive a fee from the Partnership for serving in such capacity. As discussed under "Item 12. Certain Relationships and Related Transactions", Retirement Group and its affiliates receive fees and expense reimbursements from the Partnership for other services rendered.

Item 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
       OWNERS AND MANAGEMENT

As of December 31, 1995, RLC owned 580,161 BUCs (approximately 45.90% of the total outstanding), Jeffrey L. Beck owned 10,482 BUCs individually, Janet Sue Beck owned 62,060 BUCs individually, Capital Trust, a trust for which James A. Stroud is the beneficiary, owned 8,158 BUCs and James A. Stroud owned 64,384 BUCs individually. Jeffrey L. Beck and James A. Stroud may each be deemed to beneficially own the BUCs owned by RLC. Jeffrey L.

Beck disclaims beneficial ownership of the BUCs owned by Janet
Sue Beck, and Janet Sue Beck disclaims beneficial ownership of the BUCs owned by Jeffrey L. Beck. No other person is known by the Partnership to own more than 5% of the BUCs.

Item 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to February 1, 1995, Senior Housing managed the projects. Effective February 1, 1995, CSL manages the retirement living projects pursuant to separate asset management agreements between the Partnership and CSL, which can be terminated with 45 days notice. The management agreements provide for reimbursement of all expenses of managing the properties, including salaries of on-site managers and out-of-pocket expenses of CSL, and provide for payment of a property management fee to CSL equal to 5% of the gross revenues of each project. For the periods ended December 31, 1995 and 1994, the Partnership paid Senior Housing and CSL $986,877 and $975,710, respectively, in property management fees for managing the projects and paid $430,329 in 1995 and $354,313 in 1994, for reimbursable expenses under the management agreements. In accordance with the partnership agreement, RLC does not receive any fees from the Partnership but it and affiliates may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership.

All property employees are paid by an affiliate of RLC.
Reimbursed gross payroll and health insurance premiums, which were expensed by the Partnership in 1995 and 1994, were $5,213,246 and $5,103,922, respectively.

In connection with obtaining a $12,000,000 open end mortgage loan for the Partnership, an affiliate of RLC received a 2% financing fee of $240,000 in 1994. In 1995, an affiliate of RLC received a 2% financing fee of $110,000 in connection with increasing the Partnership's mortgage loan commitment from $12,000,000 to $17,500,000. In connection with the extension of the Silver Lake mortgage, an affiliate of RLC received $20,830 as a financing fee.

In August 1994, the Partnership sold its interest in Beck Properties Trophy Club, L.P. for $4,400,000 to Beck Family Trust No. 1, a family trust for which Jeffrey L. Beck serves as sole trustee. The Partnership incurred a $14,705 loss on the transaction. Beck Family Trust No. 1 and James A. Stroud are limited partners of Beck Properties Trophy Club, L.P. and Jeffrey
L. Beck and Mr. Stroud are executive officers of its general partner, Capital Realty Group Properties II, Inc. (see "Item 1. Description of Business-Acquisition and Divestiture" for a further discussion of this transaction).

In May 1995, the Partnership contracted with Quality Home Care, Inc., an affiliate of RLC, to provide nursing services to the assisted living residents at the Harrison facility. The contract was executed to comply with certain state regulations. As part of the contract, the Partnership has transferred its share of assisted living revenues and expenses for the Harrison to Quality Home Care, Inc. resulting in an approximate decrease of $63,000 in net annualized profits.

Jeffrey L. Beck is an approximate 50% partner in RLC and is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts.

Item 13.      EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements.

The following financial statements of the Partnership are filed as part of this report on pages 31 through 50 hereof:

       Report of Ernst & Young, L.L.P., Independent Auditors

       Consolidated Balance Sheets as of December 31, 1995 and
       1994

       Consolidated Statements of Income for the years ended
       December 31, 1995 and 1994

       Consolidated Statements of Partners' Capital for the years ended December 31, 1995 and 1994

       Consolidated Statements of Cash Flows for the years ended
       December 31, 1995 and 1994
       Notes to Consolidated Financial Statements

Exhibits

The list of exhibits is incorporated herein by reference to the exhibit index on pages 51 through 58 of this report.

Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of fiscal 1995.

        REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners and Beneficial Unit Certificate Holders of
  Capital Senior Living Communities, L.P.

We have audited the accompanying consolidated balance sheets of Capital Senior Living Communities, L.P. and subsidiary as of December 31, 1995 and 1994 and the related consolidated statements of income, partners' capital, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Communities, L.P. and subsidiary at December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                       Ernst & Young LLP

Dallas, Texas
February 16, 1996

             CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1995 and 1994
                   ___________________________
ASSETS                                   1995           1994
                                        ______          _____
PROPERTY AND EQUIPMENT, net (Note 3)  $  17,352,655  $18,598,744

OTHER ASSETS:
  Cash and cash equivalents               9,743,330    8,018,471
  Cash, restricted (Note 6)                 203,788       50,985
  Accounts receivable, net of allowance for
   doubtful accounts of $141,452 and $86,049,
   respectively                             409,486      265,351
  Prepaid expenses and other                128,728      127,480
  Deferred financing charges, less accumulated
   amortization of $141,760 and $28,300,
   respectively (Note 9)                    328,665      311,296
  Investment in limited partnerships
   (Note 10)                                 896,405           0
                                          -----------  ----------

        Total assets                    $ 29,063,057 $ 7,372,327
                                         ===========  ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

  Accrued expenses and other
   liabilities                         $  1,354,639  $  1,262,217
  Note payable (Note 5)                   2,035,148     2,093,713
  Customer deposits                         279,982       253,778
                                         -----------   ----------
     Total liabilities                    3,669,769     3,609,708
                                         -----------   ----------
Commitments and contingencies (Notes 6 and 8)

PARTNERS' CAPITAL (Note 7):
  General partner                            41,469        25,162
  Limited partner                                 1             1

  Beneficial unit certificates, 1,264,000
    issued and outstanding                25,351,818   23,737,456
                                         -----------   ----------
       Total partners' capital            25,393,288   23,762,619
                                         -----------   ----------
        Total liabilities and
          partners' capital             $ 29,063,057 $ 27,372,327
                                         ===========   ==========


           The accompanying notes are an integral part of these consolidated statements.

             CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                CONSOLIDATED STATEMENTS OF INCOME
              YEARS ENDED DECEMBER 31, 1995 AND 1994
                                            1995          1994
                                           ------        -----
RENTAL AND OTHER INCOME:
  Multi-family                           $ 1,230,859  $ 1,235,130
  Independent                              7,138,356    7,070,576
  Assisted Living                          1,658,463    1,684,987
  Nursing                                  4,441,072    4,005,379
  Other                                      870,717      800,132
                                          ----------   ----------
     Total Rental and Other Income        15,339,467   14,796,204

Interest Income                              353,974      111,779
                                          ----------   ----------
      Total Income                        15,693,441   14,907,983
                                          ----------   ----------
EXPENSES (Note 9):

Operating Expenses:
  Salaries, wages and benefits             5,520,216    5,503,039
  Property taxes                             673,399      721,120
  Management fees                            986,877      975,711
  Utilities                                  904,413      936,585
  Cost of meals provided                   1,005,222    1,040,347
  Ancillary services                         611,318      530,165
  Interest expense                           228,605      242,070
  Repairs and maintenance                    226,005      216,693
  Service contracts                          149,681      167,078
  Insurance                                  236,322      217,460
  Bad debt expense                            71,098            0
  Other                                      842,989      809,397
  Amortization of deferred financing charges 113,460       28,300
  Depreciation                             1,629,800    1,581,794
                                         -----------  -----------
      Total Operating Expenses            13,199,405   12,969,759
                                         -----------  -----------
General and Administrative Expenses:
  Salaries, wages and benefits               354,830      278,511
  Professional fees                          144,665      115,280

  Office supplies, communications, and
    reproduction                             127,187      118,193
  Other                                      236,685      211,803
                                          -----------  ----------
      Total General and Administrative
        Expenses                             863,367      723,787

Loss on investment                                 0       15,523

                                           ----------- ----------
      Total Expenses                       14,062,772   3,709,069
                                           -----------  ---------

NET INCOME                                $ 1,630,669  $1,198,914
                                           ==========   =========
NET INCOME ALLOCATION:

  General partner                              16,307      11,989
  Beneficial unit certificate holders       1,614,362   1,186,925
                                           ----------  ----------
      Total                               $ 1,630,669  $1,198,914
                                           ==========  ==========
NET INCOME PER BENEFICIAL UNIT CERTIFICATE,
     1,264,000 issued and outstanding     $      1.29  $     0.95
                                           ==========  ==========

           The accompanying notes are an integral part of these consolidated statements.

             CAPITAL SENIOR LIVING COMMUNITIES, L.P.
           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
              YEARS ENDED DECEMBER 31, 1995 AND 1994

                      Beneficial
                        Unit      Limited    General
                     Certificates  Partner   Partner   Total
                      ------------ -------   -------  ----------
BALANCE, December 31,
  1993              $  22,550,531   $  1   $ 13,173 $22,563,705

  Net income            1,186,925      -      11,989  1,198,914
                      ------------    ----    ------- ----------
BALANCE, December 31,
  1994                 23,737,456      1      25,162  23,762,619

  Net income            1,614,362       -     16,307   1,630,669
                      ------------     ----    ------- ----------
BALANCE, December 31,
  1995               $  25,351,818    $ 1    $ 41,469 $25,393,288
                      ============     ====    ======= ==========













           The accompanying notes are an integral part of these consolidated statements.


             CAPITAL SENIOR LIVING COMMUNITIES, L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 1995 AND 1994
                                              1995          1994

                                          ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $ 1,630,669 $ 1,198,914
  Adjustments to reconcile net income
     to net cash provided by operating
       activities:
       Depreciation                         1,629,800   1,581,794
       Amortization of deferred financing
          charges                             113,460      28,300
       Provisions for bad debt                 71,098           0
       Loss on investment                           0      15,523
       Changes in operating assets and
         liabilities:
           Cash, restricted                 (152,803)     (1,604)
           Accounts receivable              (215,232)     70,734
           Prepaid expenses and other         (1,248)    (23,244)
           Accrued expenses and other
             liabilities                       92,422     104,823
           Customer deposits                  26,204      (3,311)
                                           ----------  ----------
           NET CASH PROVIDED BY OPERATING
           ACTIVITIES                       3,194,370   2,971,929
                                           ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in limited partnerships        (896,405)   (435,636)
  Sale of limited partnership interest             0   4,400,000

  Additions to property and equipment       (383,711)   (179,352)
                                           ----------  ----------

           NET CASH (USED IN) PROVIDED BY
           INVESTING ACTIVITIES            (1,280,116)  3,785,012
                                          ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan                               0       93,815

  Deferred loan charges paid               (130,830)   (339,596)
  Payments on notes payable                  (58,565)   (272,740)
                                          ----------  ----------
            NET CASH USED IN FINANCING
            ACTIVITIES                     (189,395)   (518,521)
                                          ----------  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS  1,724,859  6,238,420

CASH AND CASH EQUIVALENTS,
  Beginning of Year                         8,018,471 1,780,051
                                           ---------- -----------
CASH AND CASH EQUIVALENTS, End of Year   $  9,743,330 $ 8,018,471
                                           ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest                $    228,605  $   242,609
                                           ==========  ==========


           The accompanying notes are an integral part of these consolidated statements.

             CAPITAL SENIOR LIVING COMMUNITIES, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1995 AND 1994

1.  ORGANIZATION:

Capital Senior Living Communities, L.P. (formerly known as Retirement Living Tax-Exempt Mortgage Fund Limited Partnership) (the "Partnership") was formed on December 17, 1985, under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to acquire a portfolio of federally Tax-Exempt nonrecourse participating first mortgage loans secured by income-producing real estate consisting of four retirement living centers and one multifamily residential apartment project (the "Projects"). The mortgage loans were acquired on April 11, 1986. The Partnership will continue until December 31, 2016, unless terminated earlier under certain provisions of the partnership agreement.

On April 10, 1986, the Partnership issued 1,264,000 Beneficial Unit Certificates ("BUCs") at $25 per BUC. The issuance generated funds of $28,758,000, net of issuance costs, for the Partnership. These funds were used principally to acquire the portfolio of mortgage loans previously discussed.

The general partner of the Partnership is Retirement Living
Communities, an Indiana limited partnership ("RLC"). The limited partner is Retirement Living Fiduciary Corporation, an Indiana corporation ("RLFC").

Effective September 11, 1991, a subsidiary of the Partnership
(Retirement Partnership, Ltd.) assumed ownership of the Projects in exchange for the forgiveness of certain of the related mortgage indebtedness and the release of the previous project owners from liability under their personal guarantees.

A description of the Projects now owned and operated by the Partnership is as follows:

Towne Centre Retirement Community ("Towne Centre") - This project is located on a 15-acre site in Merrillville, Indiana, and includes a 148-unit retirement living community, a 34-bed assisted living unit which is licensed as residential, and a 64-bed intermediate and skilled healthcare unit licensed under a comprehensive license.

The facility was approximately 95% occupied at December 31, 1995 and 1994.

Canton Regency Retirement Community ("Canton Regency") - This project is located on a 10-acre site in Canton, Ohio, and includes a 147-unit retirement living community, a 34-bed assisted living unit, and a 50-bed intermediate and skilled healthcare unit licensed by the Ohio Department of Health. The facility was approximately 94% occupied at December 31, 1995 and 1994.

Cottonwood Village Retirement Community ("Cottonwood Village") -
This project is a 65-unit retirement living center located on a 2-acre site in Cottonwood, Arizona. The facility was approximately 100% occupied at December 31, 1995 and 1994.

Harrison Retirement Community ("Harrison") - This project is a
124-unit retirement living center located on a 4 1/2-acre site in Indianapolis, Indiana. The facility was approximately 85% and 90% occupied at December 31, 1995 and 1994, respectively.

Village Green II Apartments (subsequently renamed "Lakeridge") -
This project is a 136-unit multifamily apartment complex located in Kissimmee, Florida. The facility was approximately 90% and 84% occupied at December 31, 1995 and 1994, respectively.

In addition, on December 6, 1991, Retirement Partnership, Ltd.
acquired one additional project as follows:

Village Green I Apartments (subsequently renamed "Silver Lakes")
- - This project is a 132-unit multifamily apartment complex located in Kissimmee, Florida. This facility was approximately 90% and 84% occupied at December 31, 1995 and 1994, respectively.

On December 24, 1992, the Partnership Agreement was amended to reflect more accurately the current and anticipated business operations and asset ownership position of the Partnership. The amendment allows the general partner sole discretion to determine cash distributions. It is the general partner's intention to use current and future cash reserves to acquire additional properties (see Note 10). The General Partner believes cash and cash equivalents of $ 9,743,330 at December 31, 1995 is adequate for the working capital needs of the Partnership.

2.  OWNERSHIP BY RLC:

On September 12, 1990, RLC completed a solicitation of BUC holders in order to acquire BUC interests, resulting in the acquisition of 561,336 BUCs by RLC, representing approximately 44% of the total BUCs outstanding. As of December 31, 1995, RLC owns 580,161 BUCs, representing 45.9% of the total BUCs outstanding.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Partnership and its 99%-owned subsidiary, Retirement Partnership, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The 1% minority interest in Retirement Partnership, Ltd. is not presented separately due to its immateriality. The Partnership accounts for investments in limited partnerships under the equity method; therefore, operations from such investments are shown separately in the accompanying consolidated statements of income as loss on investment.

Property and Equipment

The Partnership provides for depreciation on property and equipment using the straight-line method by charges to operations in amounts to allocate the cost of the property and equipment over their estimated useful lives ranging from 5 to 27.5 years.

The cost of property and equipment and their useful lives are summarized as follows:

                       Useful Life       1995      1994
                       -----------   ----------- ----------
Land                                $  1,281,070 $ 1,281,070
Land improvements       27.5 years       418,665     384,601

Buildings and building
  improvements         27.5 years    17,586,575  17,383,321
Furniture and equipment   5 years     4,786,064   4,639,671
                                     ----------- ----------
                                     24,072,374  23,688,663
Less-accumulated
  depreciation                       (6,719,719) (5,089,919)
                                     ----------- -----------
                                    $17,352,655 $18,598,744
                                    ===========  ===========

At each balance sheet date, the Partnership reviews the carrying value of the property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Partnership considers external factors, including local market developments, national trends, and other publicly available information. If these external factors indicated the property and equipment will not be recoverable, as determined based upon undiscounted cash flows of the business, the carrying value of the asset will be reduced by the estimated shortfall of discounted cash flows. The Partnership does not believe there currently are any indicators that would require an adjustment to the carrying value of the property and equipment or their respective remaining useful lives as of December 31, 1995.

Cash Equivalents

The Partnership considers investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

Revenue from the four retirement living communities and the two multifamily apartment complexes is recognized in the period in which the unit rental and/or food services relate.

Revenue from two of the Projects (Towne Centre and Canton Regency) which offer assisted living, intermediate, and skilled healthcare (in addition to retirement living), is recognized as services are performed. The Towne Center healthcare center (the Center) is a provider of services under the Indiana Medicaid program. Accordingly, the Center is entitled to reimbursement under the foregoing program at established rates which are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. The Towne Centre and Canton Regency healthcare centers (the Centers) are also providers of services under the Medicare program. The Centers are entitled to reimbursement under the foregoing program in amounts determined based on the filing of an annual cost report prepared in accordance with Federal regulations, which reports are subject to audit and retroactive adjustments in future periods. Revenue from the Medicare program is recorded at established rates and adjusted for differences between such rates and estimated amounts reimbursable from the program. Any differences between estimated and actual reimbursements are included in operations in the year of settlement. Adjustments in 1995 and 1994 totaled $ 28,254 in credits and $76,193 in charges, respectively. Included in accrued expenses and other liabilities at December 31, 1995 and 1994, is $ 123,000 and $ 80,000, respectively, for amounts due under the Medicare program.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments at December 31, 1995 and 1994 approximate fair value.

The following methods and assumptions were used by the Partnership in estimating its fair value disclosures for financial instruments:

   Cash and cash equivalents and cash, restricted: The carrying amounts reported in the balance sheet for cash and cash equivalents and cash, restricted approximate fair value.

   Investment in limited partnerships: The fair values are based on quoted market prices.

   Note payable: The fair value of note payable is estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

5.  NOTE PAYABLE:

  Note payable consists of the following:

                                        1995           1994
                                    -------------  ------------
  Mortgage loan, bearing interest
  at 11%, maturing July 1, 1996,
  and payable in monthly
  installments of $22,725,
  including interest with
  remaining amounts due at
  maturity.  This mortgage
  is secured by Silver Lakes
  Apartments                        $ 2,035,148      $ 2,093,713
                                     ==========       ==========

On July 29, 1994, the Partnership obtained a $12,000,000 open end mortgage loan from a non-affiliated mortgage company, and pledged the Cottonwood, Harrison, Towne Centre, and Canton Regency retirement communities as collateral. On June 30, 1995, the Partnership increased its mortgage loan commitment from
$12,000,000 to $17,500,000.   The loan expires July 29, 1998.  As
of December 31, 1995, there have been no advances made to the Partnership on this loan commitment.

In connection with obtaining the open end mortgage loan, the Partnership incurred $449,596 in deferred financing charges, which are being amortized over the life of the loan commitment using the straight line method.

6.  COMMITMENTS:

The Partnership had $53,788 in certificates of deposit at December 31, 1995 and $50,985 in certificates of deposit at December 31, 1994, restricted for utility deposits. The certificates of deposit mature one year from the original purchase date.

In conjunction with the Partnership's increased mortgage loan commitment on June 30, 1995 (see Note 5), a compensating balance of $150,000 was established with the mortgage company.

The operating properties have entered into various contracts for services. The contracts are for a duration of 5 years or less and are on a fee basis as services are rendered. Future commitments on fixed cost contracts and leases are as follows:

         Year                                     Amount
         -----                                  --------
         1996                                   $ 17,741
         1997                                      4,604
         1998                                      1,453
                                                 -------
                                                $ 23,798
                                                ========

7.  CASH DISTRIBUTIONS:

Net operating income, if distributed as determined by the General Partner at its sole discretion, is to be distributed 99% to the BUC holders and 1% to RLC until the BUC holders receive distributions equal to a cumulative noncompounded annual return of 11% on their adjusted capital contributions. Thereafter, remaining net operating income is distributed 90% to the BUC holders and 10% to RLC.

The second amended Partnership Agreement allows the general partner sole discretion in determining cash distributions. Prior to this amendment, cash distributions were to be paid within 45 days of each calendar quarter. There were no distributions for 1995 and 1994. It is the general partner's intention to use current and future cash reserves to acquire additional properties. Should the General Partner fail to obtain refinancing on the mortgage for the Silver Lake Apartments (see
Note 5.) upon maturity, cash reserves may be required for payment of the mortgage balance.

Proceeds from the refinancing, sale, or other dispositions of Partnership assets, less expenses directly attributable thereto (net residual proceeds), will be distributed 100% to the BUC holders until the BUC holders have received an amount equal to the sum of their adjusted capital contributions plus an amount equal to a cumulative noncompounded annual return of 11% on their adjusted capital contributions. All remaining net residual proceeds will be distributed 100% to RLC until such amount equals 1% of all net residual proceeds distributed to the BUC holders. Thereafter, any remaining net residual proceeds will be distributed 90% to the BUC holders and 10% to RLC.

8. INCOME TAXES:

No provision has been made in the financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by the Partnership. The partners are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes. A reconciliation between the financial statement net income and the net income for tax purposes follows:

                                     For the Year
                                  Ended December 31,
                             -----------    ------------
                                1995          1994
                             -----------    ------------
Net income per
  Statement of income        $ 1,630,669    $ 1,198,914

Add:
  Increase in vacation
   expense accrual               10,766           6,350
  Non-deductible bad debt
   expense                       55,403            -
  Non-deductible meals and
   entertainment                  1,253           1,250
  Increase in workers
    compensation accrual          2,463           1,271
  Excess of book over tax
   depreciation                 347,376         170,485
  Prepaid rent recognized
   for book purposes               -            (41,416)
  Decrease in bad debt reserve     -            (72,415)

  Income (loss) from joint
   ventures                      51,970         (62,523)
                            -----------       -----------
     Tax income             $ 2,099,900       $ 1,201,916
                            ===========       ===========

The tax basis of the Partner's capital accounts are as follows:

                                 For the Year Ended
                                    December 31,
                            ---------------------------
                                1995          1994
                            ------------- -------------
General Partner             $    (11,602) $    (32,589)

BUC Holders                   20,515,980    18,438,297
                            ------------- -------------
                            $ 20,504,378  $ 18,405,708
                            =============  ============

The basis of property and equipment, net of accumulated depreciation, for Federal income tax purposes was $18,192,768 and $19,091,482 at December 31, 1995 and 1994, respectively.

In the event the Partnership is taxed as a corporation because it is "publicly traded" under Section 7704 of the Internal Revenue Code of 1986, then the Partnership would be taxed at corporate rates on all of its taxable income and distributions to the BUC holders would be treated as fully taxable dividends to the extent of current and accumulated earnings and profits, while distributions in excess of current and accumulated earnings and profits would be treated as the nontaxable return of capital to the extent of each BUC holder's basis in the BUCs. Partnership management does not believe the Partnership will be taxed as "publicly traded" for fiscal 1995 based on its interpretation of
Section 7704 and no provision for income taxes has been reflected in the accompanying consolidated statements of income. No ruling has been requested from the Internal Revenue Service regarding this matter and there can be no certainty as to the ultimate outcome of this matter at this time.

9. TRANSACTIONS WITH RELATED PARTIES:

In accordance with the partnership agreement, the general partner, RLC, does not receive any fees from the Partnership but may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership. All projects are managed by affiliates of RLC. Partnership expenses incurred by RLC and affiliates, which were reimbursed and expensed by the Partnership for the years ended December 31, 1995 and 1994, were $430,329 and $354,313, respectively. Management fees reimbursed and expensed by the Partnership to an affiliate of RLC for the years ended December 31, 1995 and 1994 were $986,877 and $975,710, respectively.

All property employees are paid by an affiliate of RLC.
Reimbursed gross payroll and health insurance premiums, which were expensed by the Partnership in 1995 and 1994, were $5,213,246 and $5,103,922, respectively.

Amounts due RLC and affiliates at December 31 are as follows:

                              1995            1994
                           ------------   -----------
  Payroll and health
   insurance               $   213,239    $   215,545
  Overhead reimbursement        38,817         23,798
  Management fees                 (269)         5,050
                           ------------   -----------
                           $   251,787    $   244,393
                           ============   ===========

In connection with obtaining a $12,000,000 open end mortgage loan for the Partnership, an affiliate of RLC received a 2% financing fee of $240,000 in 1994. In 1995, an affiliate of RLC received a 2% financing fee of $ 110,000 in connection with increasing the Partnership's mortgage loan commitment from $ 12,000,000 to $
17,500,000.                     48
In connection with the extension of the Silver Lakes mortgage, an affiliate of RLC received $20,830 as a financing fee.

In May 1995, the Partnership contracted with Quality Home Care, Inc., an affiliate of RLC, to provide nursing services to the assisted living residents at the Harrison facility. The contract was executed to comply with certain state regulations. As part of the contract, the Partnership has transferred its share of assisted living revenues and expenses for the Harrison to Quality Home Care, Inc. resulting in an approximate decrease of $63,000 in net annualized profits.

In August 1994, the Partnership sold its interest in Beck
Properties Trophy Club, L.P. (see Note 10).

In addition, a 50% partner in RLC is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts.

The general partner and managing agent of Healthcare Properties, L.P. and NHP Retirement Housing Partners I, L.P. is an affiliate of RLC. See Note 10.

10.  ACQUISITION AND DISPOSITION OF INVESTMENTS:

During 1995, the Partnership made various purchases of limited partnership interests in Healthcare Properties, L.P. As of December 31, 1995, the Partnership has cumulatively paid $308,825
for a 5.8% ownership in Healthcare Properties, L.P.   Healthcare
Properties, L.P. is a portfolio comprised of 9 nursing home facilities.

During 1995, the Partnership made various purchases of outstanding pension notes of NHP Retirement Housing Partners I L.P. As of December 31, 1995, the Partnership has cumulatively paid $587,580 for a 3.25% ownership of outstanding pension notes of NHP Retirement Housing Partners I L.P. NHP Retirement Housing Partners I L.P. owns a portfolio of 5 independent living retirement facilities. The pension notes bear simple interest at 13% per annum. Interest of 7% is paid quarterly, with the remaining 6% interest deferred. Deferred interest and principal matures on December 31, 2001. The Partnership is not accruing the deferred interest on the pension notes due to uncertainties regarding their ultimate realization.

The Partnership accounts for these investments at fair market value and classifies them as available for sale.

In November 1993, the Partnership purchased a 72.73% limited partnership interest in Beck Properties Trophy Club, L.P. for $4,000,000. Beck Properties Trophy Club, L.P. is a Texas limited partnership formed on November 28, 1993, for the purpose of acquiring and developing real estate. At December 31, 1993, the primary assets of Beck Properties Trophy Club, L.P. included approximately 1,024 acres of undeveloped land, 114 residential lots, an office building, sales office building, equestrian center, and a residential house. These properties were purchased from Beck Properties, Inc., a related party, which had previously purchased the properties from an unrelated party. The Partnership accounted for this investment on the equity method. During 1994, the Partnership contributed $435,636 in additional capital to Beck Properties Trophy Club, L.P. In August 1994, the Partnership sold its interest in Beck Properties Trophy Club, L.P. for $4,400,000.

                           EXHIBIT LIST

                                                        Page Nos.
                                                         In This
Exhibit   Description                                    Filing
- --------  -------------                                  --------
3-A       Articles of Incorporation of Retirement Living
          Fiduciary Corporation, filed as Exhibit 3-A to
          Amendment No. 3 to the Partnership's 1933 Act Registration Statement on Form S-11 under
          Registration No. 33-3157 filed with the Commission on March 31, 1986, and incorporated herein by reference.

3-B By-Laws of Retirement Living Fiduciary Corporation filed as Exhibit 3-B to Amendment No. 3 to the Partnership's 1933 Act Registration Statement on Form S-11 under Registration No. 33-3157 filed with the Commission on March 31, 1986, and incorporated herein by reference.

4-A Agreement of Limited Partnership and Certificate of Retirement Living Tax-Exempt Mortgage Fund Limited Partnership filed as Exhibit 4-A to Amendment No. 3 to the Partnership's 1933 Act Registration
          Statement on Form S-11 under Registration No. 33-3157 filed with the Commission on March 31, 1986, and incorporated herein by reference.

4-B       Amended and Restated Agreement of Limited
          Partnership of Retirement Living Tax-Exempt
          Mortgage Fund Limited Partnership filed as Exhibit
          4-B to the Partnership's 1986 Form 10-K Annual
          Report filed with the Commission on March 31, 1987, and incorporated herein by reference.

4-C       Form of Beneficial Unit Certificates, filed as
          Exhibit 4-C to Amendment No. 3 to the Partnership's 1933 Act Registration Statement on Form S-11 under Registration No. 33-3157 filed with the Commission on March 31, 1986, and incorporated herein by reference.

4-D Amendment Number 1 to amended and restated agreement of Limited Partnership dated March 6,
          1991, filed as Exhibit 4-D to the Partnership's
          1990 Form 10-K Annual Report filed with the
          Commission on April 12, 1991, and incorporated herein by reference.

4-E       Certificates of Limited Partnership and Limited
          Partnership Agreements of Retirement Partnership,
          Ltd. and Valley View Partnership, L.P., filed as
          Exhibit 4-E to the Partnership's 1990 Form 10-K
          Annual Report filed with the Commission on April
          12, 1991, and incorporated herein by reference.

4-F       Amended and Restated Certificate of Limited
          Partnership of the Partnership dated effective
          January 11, 1993 filed as Exhibit 4-F to the
          Partnership's 1992 Form 10-K Annual Report filed with the Commission and incorporated herein by reference.

4-G Second Amended and Restated Agreement of Limited Partnership of the Partnership dated as of December 24, 1992 filed as Exhibit 4-G to the Partnership's 1992 Form 10-K Annual Report filed with the Commission and incorporated herein by reference.

10-A Asset Purchase Agreement between Congregate Housing Partnership of Canton, in Indiana general partnership, Congregate Housing Partnership of Cottonwood, an Indiana general partnership, Congregate Housing Partnership of Indianapolis, an Indiana general partnership, Sanibel Investment Co., an Indiana general partnership, Congregate Housing Partnership of Merrillville, an Indiana general partnership, and Congregate Housing Partnership, an Indiana general partnership, Retirement Living Partnership, Ltd., a Texas limited partnership, and Valley View Partnership, a Texas limited partnership and Retirement Living Tax-Exempt Mortgage Fund Limited Partnership, a Delaware limited partnership filed as Exhibit 2-A to the Partnership's 1990 Form 10-K Annual Report filed with the Commission on April 12, 1991, and incorporated herein by reference.

10-B First Amendment of Asset Purchase Agreement (filed as Exhibit 10-A) dated effective September 11, 1991, filed as Exhibit 2 to the Partnership's Current Report on Form 8-K dated September 25, 1991, and incorporated herein by reference.

10-C Real Estate Sales Contract dated effective September 11, 1991, relating to acquisition of the Village Green I Apartments, filed as Exhibit 3 to the Partnership's Current Report on Form 8-K dated September 25, 1991, and incorporated herein by reference.

10-D      Banc One Mortgage Corporation letter dated
          September 11, 1991 regarding Village Green I
          Apartments, filed as Exhibit 4 to the Partnership's
          Current Report on Form 8-K dated September 25,
          1991, and incorporated herein by reference.

10-E Modification, Consolidation and Extension Mortgage Note between EFB Development Company and Retirement Partnership, Ltd. and Banc One Mortgage Corporation, dated December 6, 1991, filed as
          Exhibit 10-E to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10-F Management Agreement dated effective August 28, 1991 relating to Village Green I Apartments, filed as Exhibit 5 to the Partnership's Current Report on Form 8-K dated September 25, 1991, and incorporated herein by reference.

10-G      Warranty Deed executed by Retirement Partnership,
          Ltd. which conveys to the Partnership the real estate known as Canton Regency Retirement
          Community, filed as Exhibit 10-G to the
          Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10-H Warranty Deed executed by Retirement Partnership, Ltd. which conveys to the Partnership the real estate known as Towne Centre Retirement Community, filed as Exhibit 10-H to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10-I Warranty Deed executed by Retirement Partnership, Ltd. which conveys to the Partnership the real estate known as The Harrison Retirement Community, filed as Exhibit 10-I to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10-J Warranty Deed executed by Retirement Partnership, Ltd. which conveys the Partnership the real estate known as Cottonwood Village Retirement Community, filed as Exhibit 10-J to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10-K Warranty Deed executed by Retirement Partnership, Ltd. which conveys to the Partnership the real estate known as Village Green Apartments Phase II, filed as Exhibit 10-K to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10-L Management Agreement Dated September 11, 1991, between Capital Realty Group Senior Housing, Inc. and Retirement Partnership, Ltd. for the property management services relating to the Canton Regency Retirement Community, filed as Exhibit 10-L to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10-M Management Agreement Dated September 11, 1991, between Capital Realty Group Senior Housing, Inc. and Retirement Partnership, Ltd. for the property management services relating to the Towne Centre Retirement Community, filed as Exhibit 10-M to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10-N Management Agreement Dated September 11, 1991,between Capital Realty Group Senior Housing, Inc. and Retirement Partnership, Ltd. for the property management services relating to The Harrison Retirement Community, filed as Exhibit 10-N to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10-O Management Agreement Dated September 11, 1991, between Capital Realty Group Senior Housing, Inc. and Retirement Partnership, Ltd. for the property management services relating to the Cottonwood Village Retirement Community, filed as Exhibit 10-O to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10-P Three Management Agreements Dated March 1, 1991, between Capital Realty Group Management, Inc. and
          Congregate Housing Partnership of Indianapolis,
          Capital Realty Group Management, Inc. and
          Congregate Housing Partnership of Cottonwood,
          Capital Realty Group Management, Inc. and Sanibel
          Investment Company, filed as Exhibit 10-K to the Partnership's 1990 Form 10-K Annual Report filed with the Commission on April 12, 1991, and incorporated herein by reference.

10-Q Management Agreement Dated September 11, 1991, between Capital Realty Group Management, Inc. and
          Retirement Partnership, Ltd. for the property management services relating to Village Green
          Apartments Phase II, filed as Exhibit 10-Q to the
          Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10-R Management Agreement Dated December 6, 1991, between Capital Realty Group Management, Inc. and
          Retirement Partnership, Ltd. for the property management services relating to Village Green
          Apartments Phase I, filed as Exhibit 10-R to the
          Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10-S Management Agreement Dated September 11, 1991, between Capital Realty Group Management, Inc. and
          Retirement Partnership, Ltd. for the property management services relating to Village Green
          Apartments Phase II, filed as Exhibit 10-S to the
          Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10-T Management Agreement Dated January 1, 1992, between Capital Realty Group Senior Housing, Inc. and the Partnership for the property management services relating to the Canton Regency Retirement Community, filed as Exhibit 10-T to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10-U Management Agreement Dated January 1, 1992, between Capital Realty Group Senior Housing, Inc. and the Partnership for the property management services relating to the Towne Centre Retirement Community, filed as Exhibit 10-U to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10-V      Management Agreement Dated January 1, 1992, between
          Capital Realty Group Senior Housing, Inc. and the

          Partnership for the property management services relating to The Harrison Retirement Community, filed as Exhibit 10-V to the Partnership's Annual
          Report on Form 10-K for the fiscal year ended
          December 31, 1991, and incorporated herein by reference.

10-W Management Agreement Dated January 1, 1992, between Capital Realty Group Senior Housing, Inc. and the Partnership for the property management services relating to the Cottonwood Village Retirement Community, filed as Exhibit 10-W to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10-X Congregate Housing Partnership, Inc. Assignment of its eleven and two-thirds (11.6667%) percent interest in Encore Retirement Partners, Ltd. - 1985 to Retirement Partnership, Ltd., dated April 1991, filed as Exhibit 10-X to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

          Retirement Partnership, Ltd. Assignment of its eleven and two-thirds (11.6667%) percent interest in Encore Retirement Partners, Ltd. - 1985 to the Partnership, dated January 1, 1992, filed as
          Exhibit 10-X to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10-Y      Beck Trophy Club, L.P. Partnership Agreement dated
          November 28, 1993 filed as Exhibit 10-Y to the
          Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10-Z      Beck Trophy Club, L.P. Resale Agreement dated
          December 3, 1993 filed as Exhibit 10-Z to the
          Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10-AA Assignment of Limited Partnership Interest and Second Amendment to Limited Partnership Agreement of Beck Properties Trophy Club, L.P., filed as
          Exhibit 10-AA to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference.

*10-BB Management Agreement dated February 1, 1995 between the Partnership and CSL relating to The Harrison At
          Eagle Valley.

*10-CC Management Agreement dated February 1, 1995 between the Partnership and CSL relating to Towne Centre.

*10-DD Management Agreement dated February 1, 1995 between the Partnership and CSL relating to Cottonwood
          Village.

*10-EE Management Agreement dated February 1, 1995 between the Partnership and CSL relating to Canton Regency
          Retirement Community.

*21       List of Subsidiaries.

*27       Financial Data Schedule required by Item 601 of
          Regulation S-B.

28-A Orders appointing Capital Realty Group Management, Inc. as receiver for Congregate Housing Partnership of Merrillville and Congregate Housing Partnership of Canton, filed as Exhibit 28-A to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
___________________________

*  Filed herewith.

                            SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                         By:  RETIREMENT LIVING COMMUNITIES
                              General Partner

                              By:  CAPITAL RETIREMENT GROUP, INC.
                                   General Partner


March 29, 1996                     By:   /s/ James A. Stroud
                                        James A. Stroud,
                                        Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ James A. Stroud     Chief Operating Officer   March 29, 1996
James A. Stroud          and Director (Chief
                         financial and accounting
                         officer)

  /s/ Jeffrey L. Beck    Chief Executive Officer  March 29, 1996
Jeffrey L. Beck          and Director