Form 10QSB
period 1996-03-31
CAPITAL SENIOR LIVING COMMUNITIES L P
filed 1996-05-15
CIK 789283

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934



(Mark One)
     [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
          For the quarterly period ended March 31, 1996
     [ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period From to

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

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CAPITAL SENIOR LIVING COMMUNITIES, LP

                        CONSOLIDATED BALANCE SHEET

                AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
                                          March 31, 1996  December 31,
                                            (Unaudited)       1995
                                          --------------  ------------
ASSET
PROPERTY AND EQUIPMENT, Net                  $17,077,013  $ 17,352,655

OTHER ASSETS:
   Cash and cash equivalents                  10,080,511     9,743,330
   Cash, restricted                              203,788       203,788
   Accounts receivable,
     net of allowance for
     doubtful accounts of
     $157,535 and $141,452,
     respectively                                362,487       409,486
   Prepaid expenses and other                    106,028       128,728
   Deferred charges, less
     accumulated amortization
     of $180,350 and $141,760,
     respectively                                310,427       328,665
   Investment in limited
     partnerships (Note 4)                     1,522,069       896,405
                                             -----------   -----------
       Total assets                         $ 29,662,323  $ 29,063,057
                                             ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

   Accrued expenses and other
     liabilities                            $  1,395,728   $ 1,354,639
   Notes payable                               2,022,828     2,035,148
   Customer deposits                             287,794       279,982
                                             -----------   -----------
       Total liabilities                       3,706,350     3,669,769
                                             -----------   -----------

PARTNERS' CAPITAL:
   General partner                                47,096        41,469
   Limited partner                                     1             1
   Beneficial unit certificates,
      1,264,000 issued and
      outstanding                             25,908,876    25,351,818

                                             -----------   -----------
       Total partners' capital                25,955,973    25,393,288
                                             -----------   -----------
       Total liabilities and
         partners' capital                  $ 29,662,323  $ 29,063,057
                                             ===========   ===========

              CAPITAL SENIOR LIVING COMMUNITIES, L.P.

               CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                            (UNAUDITED)
                                           Three Months ended March 31,
                                                  1996          1995
                                              ----------    ----------
RENTAL AND OTHER INCOME

   Multi-family                               $  323,750    $  282,990
   Independent                                 1,796,430     1,767,202
   Assisted Living                               406,748       426,959
   Nursing                                     1,210,624     1,091,783
   Other                                         216,489       219,774
                                             -----------   -----------
                                               3,954,041     3,788,708

INTEREST INCOME                                  105,798        65,608

INCOME ON INVESTMENT                              25,523             0
                                             -----------   -----------
       Total income                            4,085,362     3,854,316
                                             -----------   -----------
EXPENSES:

   Salaries, wages and benefits                1,455,783     1,443,477
   Operating and other
     administrative expenses                   1,659,433     1,542,875
   Depreciation and amortization                 407,461       440,561
                                             -----------   -----------
       Total expenses                          3,522,677     3,426,913
                                             -----------   -----------

NET INCOME                                    $  562,685    $  427,403
                                             ===========   ===========
NET INCOME ALLOCATION:

   General partner                                $5,627       $ 4,274
   Beneficial unit
     certificate holders                         557,058       423,129
                                             -----------   -----------
       Total                                     562,685       427,403
                                             ===========   ===========

NET INCOME PER BENEFICIAL UNIT
  CERTIFICATE, 1,264,000 issued
  and outstanding                                  $ .44         $ .33
                                             ===========   ===========

              CAPITAL SENIOR LIVING COMMUNITIES, L.P.

           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

             FOR THE THREE MONTHS ENDED MARCH 31, 1996
                            (UNAUDITED)

                          Beneficial
                             Unit           Limited    General
                         Certificates       Partner    Partner    Total
BALANCE,
  December 31, 1995    $   25,351,818      $    1     $ 41,469  $ 25,393,288
     Net Income               557,058           -        5,627       562,685
                           ----------        -----     -------   -----------

BALANCE, March 31,
  1996                    $25,908,876       $    1     $ 47,096  $ 25,955,973
                           ==========        =====      =======   ===========


              CAPITAL SENIOR LIVING COMMUNITIES, L.P.

               CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                            (UNAUDITED)
                                                 For the Three Months
                                                    Ended March 31,
                                                 1996           1995
                                               --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $ 562,685     $ 427,403
   Adjustments to reconcile net
     income to net cash provided
     by (used in) operating activities:
       Depreciation and amortization            407,461       440,561
   Changes in assets and liabilities,
     net of effects of acquisitions:
       Accounts receivable                       46,999       (17,062)
       Prepaid expenses and other                22,700        32,570
       Accrued expenses and other
         liabilities                             41,089        50,572
       Customer Deposits                          7,812         6,411
         NET CASH PROVIDED BY
          OPERATING ACTIVITIES                1,088,746       940,455

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment          (93,229)      (26,361)
   Investments in limited
     partnerships                              (625,664)            0
                                              ---------      --------
       NET CASH USED IN
         INVESTING ACTIVITIES                  (718,893)      (26,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                    (12,320)      (10,695)
   Deferred charges                             (20,352)            0
       NET CASH USED IN
       FINANCING ACTIVITIES                     (32,672)      (10,695)
                                              ---------      --------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                             337,181       903,399

CASH AND CASH EQUIVALENTS,
   Beginning of Period                        9,743,330     8,018,471


CASH AND CASH EQUIVALENTS,
   End of Period                            $10,080,511   $ 8,921,870
                                             ==========    ==========

              CAPITAL SENIOR LIVING COMMUNITIES, L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principals of Consolidation

The accompanying consolidated balance sheet, as of March 31, 1996, includes the accounts of the Partnership and its 99%-owned subsidiary, Retirement Partnership, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The 1% minority interest in Retirement Partnership, Ltd. is not presented separately due to its immateriality.

The financial information has been prepared in accordance with the Partnership's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto included in the Partnership's annual report filed in Form 10-KSB for the year ended December 31, 1995.

Property and Equipment

The Partnership provides for depreciation and amortization on property and equipment using the straight-line method by charges to operations in amounts to allocate the cost of the property and equipment over their estimated useful lives.

The carrying value of property and equipment is reviewed if the facts and circumstances suggest that it may be impaired. As of March 31, 1996, no reserve for impaired value has been provided.

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

2.  COMMITMENTS AND CONTINGENCIES:

The Partnership had $53,788 in certificates of deposit at March 31, 1996 and December 31, 1995, restricted for utility deposits. The certificates of deposit mature one year from the original purchase date.

In conjunction with the Partnership's increased mortgage loan commitment on June 30, 1995 (see LIQUIDITY AND CAPITAL RESOURCES), a compensating balance of $150,000 was established with the mortgage company.

3. TRANSACTIONS WITH RELATED PARTIES:

In accordance with the Partnership Agreement, the general partner, Retirement Living Communities, L.P. ("RLC"), does not receive any fees from the Partnership but may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership. In addition, an affiliate of RLC is managing the assets of the Partnership. Partnership expenses incurred by RLC and affiliates, which were expensed by the Partnership for the first fiscal quarter ended March 31, 1996 and 1995, were approximately $86,930 and $84,720 respectively. Management fees reimbursed and expensed by the Partnership to RLC and affiliates for the first fiscal quarter ended March 31, 1996 and 1995, were approximately $250,338 and $242,649, respectively.

In addition, the Partnership has no employees. An affiliate of RLC makes gross payroll deposits and health insurance premium payments on behalf of the properties owned by the Partnership, which are reimbursed by the Partnership, and is required to fund any excess health insurance claims not covered by the Partnership's health premiums or related insurance policy. Reimbursed gross payroll deposits and health insurance premiums, which were expensed by the Partnership during the first fiscal quarter of 1996 and 1995, were approximately $1,359,574 and $1,334,326, respectively.

In connection with the extension of the Silver Lakes mortgage, an affiliate of RLC received a 1% financing fee of $20,352 in the first quarter of 1996.

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

The general partner and managing agent of Healthcare Properties, L.P. and NHP Retirement Housing Partners I LP is an affiliate of
RLC.  See Note 4.

  4.   ACQUISITION AND DISPOSITION OF INVESTMENTS

During 1995, the Partnership made various purchases of limited partnership interests in Healthcare Properties, L.P. As of December 31, 1995, the Partnership had cumulatively paid $308,825 for a 5.8% ownership in Healthcare Properties, L.P. During the first quarter of 1996, the Partnership purchased additional limited partnership interests for $607,170, bringing the Partnership's total interest in Healthcare Properties, L.P. to 11.08%. Healthcare Properties, L.P. is a portfolio comprised of 9 nursing home facilities.

During 1995, the Partnership made various purchases of outstanding pension notes of NHP Retirement Housing Partners I, L.P. As of December 31, 1995, the Partnership had cumulatively paid $587,580 for a 3.25% ownership of outstanding pension notes of NHP Retirement Housing Partners I, L.P. During the first quarter of 1996, the Partnership purchased additional limited partnership interests for $17,640, bringing the Partnership's total interest in NHP Retirement Housing Partners I, L.P. to 3.35%. NHP Retirement Housing Partners I, L.P. owns a portfolio of 5 independent living retirement facilities. The pension notes bear simple interest at 13% annum. Interest of 7% is paid quarterly, with the remaining 6% interest deferred. Deferred interest and principal matures on December 31, 2001. During the first quarter of 1996, the partnership paid $855 for a 1.87% ownership of limited partnership interests in NHP Retirement Housing Partners I, L.P.

5.       SUBSEQUENT EVENT

Subsequent to March 31, 1996, the Partnership purchased additional limited partnership interests in Healthcare Properties, L.P. from an affiliate of RLC, increasing its ownership from 11.05% at March 31, 1996 to over 20% in April, 1996. Because of this purchase, the Partnership will change its method of accounting for its investment in Healthcare Properties, L.P. from the cost method to the equity method of accounting. This change in accounting will result in recognizing $2,407,196 of equity in Healthcare Properties, L.P. over the Partnership's cost as deferred income, of which $35,817 relates to 1995 and first quarter 1996 net investment earnings from Healthcare Properties, L.P. and the balance of $2,371,379 to be amortized over 20 years. The Partnership paid $1,269,077 to an affiliate of RLC. The affiliate of RLC recognized a $878,592 gain on the transaction.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of Capital Senior Living Communities, L.P. (the
"Partnership") included in this Report.

As of March 31, 1996, the Partnership's assets included four retirement projects (Harrison, Cottonwood Village, Canton Regency, and Towne Centre), a multi-family apartment project (Lakeridge Apartments, formerly known as Village Green II Apartments), a 12% interest in Encore Limited Partnership, and a 99% interest in Retirement Partnership, Ltd. (the "Partnership Subsidiary"), which owns a multi-family apartment project (Silver Lakes Apartments, formerly known as Village Green I Apartments).

Silver Lakes Apartments is pledged as collateral to secure repayment of a $2,022,828 mortgage loan payable to a nonaffiliated mortgage
company.   The Partnership has a 6 month extension through July 1,
1996 on the loan which is renewable for a second 6th month extension through December 31, 1996.

RESULTS OF OPERATIONS

The Partnership's primary source of funds is net rental income from the ownership and management of the six real estate projects owned by the Partnership.

FIRST QUARTER OF 1995 COMPARED WITH FIRST QUARTER OF 1994

Rental and other income for the three months ended March 31, 1996 and 1995 was $3,954,041 and $3,788,708, respectively. Rental and other income increased 4.4% from the first quarter 1995 to 1996, and was primarily attributable to higher rents. Interest income for the first fiscal quarter ended March 31, 1996 and 1995, was $105,798 and $65,608, respectively. Interest income increased $40,190 from the first quarter ended 1995 to the first quarter ended 1996 due to additional cash available for investment. During the three months ended March 31, 1996, the Partnership received $25,523 income on investment from its investment in Encore Limited Partnership. Operating expenses are maintained by property and by natural expense classification, but are not allocated by revenue type. Salaries, wages, and benefits of $1,455,783 were paid by the Partnership for the first fiscal quarter of 1996. Approximately $1,359,574 of such amount was paid to Capital Senior Living, Inc. (CSL), an affiliate of RLC, as reimbursement for their direct out-of-pocket costs under the property management agreements for salaries, wages, and benefits of on-site employees employed at the properties, with the remainder being contract labor and reimbursement to CSL for an allocable portion of its home office employees' salaries and wages for time expended on matters attributable to the properties. Corresponding payments of salaries and wages for the first fiscal quarter of 1995 was $1,443,477 (with approximately $1,334,326 paid to CSL). The increase in such payments of 0.8% from 1995 to 1996 was attributable to increased labor costs. Operating and other administrative expenses increased from $1,542,875 in 1995 to $1,659,433 in 1996, or 7.6%, and was mainly attributable to an increase in utilities and therapy costs. Depreciation and amortization for 1996 was approximately $407,461 and $440,561 in 1995, resulting in a decrease of 7.5% from 1995 to 1996.

The Partnership expects its future operating results will depend in large part on its operating costs and occupancy levels in its facilities. If the operating costs increase or occupancy levels decline, the Partnership's operating results will be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

The General Partner believes cash and cash equivalents of $10,080,511 at March 31, 1996 is adequate for the working capital needs of the Partnership. These reserves will be used to support ongoing working capital needs, pay existing debt obligations, meet the capital and marketing improvements necessary to succeed in a competitive atmosphere, and fund future acquisitions or development of real estate projects.

The Partnership's business is no longer the ownership of tax-exempt bonds. Instead, the Partnership will hold and operate real properties. This will adversely impact the tax-exempt nature of the Partnership's operations in that it will cause the operations of the Partnership to be fully taxable for federal income tax purposes and will require the individual BUC holders to report their respective shares of any taxable income of the Partnership. Moreover, as a result of federal tax law changes in 1986, BUC holders will not be able to use losses from any other source, other than "passive activity" losses, to offset their share of the Partnership's taxable income.

On July 29, 1994, the Partnership obtained a $12,000,000 open end mortgage loan from a non-affiliated mortgage company, and pledged the Cottonwood, Harrison, Towne Centre and Canton Regency Retirement Community as collateral. On June 30, 1995, the Partnership increased its mortgage loan commitment from $12,000,000 to $17,500,000. As of March 31, 1996, there have been no advances made to the Partnership on this loan. The loan expires July 29, 1998.

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

PARTNERSHIP PROPERTIES

The following table sets forth summary information concerning the six income-producing real properties owned by the Partnership:

                                 Number of
                                 Units At
                                 March 31,             Occupancy
Project Name/Location               1996         03/31/95   03/31/96
- ----------------------       ----------------  ---------   --------
Cottonwood Retirement         65 - residential    100%        96%
  Community,
  Cottonwood, Arizona

The Harrison Retirement      124 - residential     91%        83%
  Community
  Indianapolis, Indiana

Towne Centre Retirement      147 - residential     96%        95%
  Community                   34 - assisted living
  Merrillville, Indiana       64 - nursing

Canton Regency Retirement    147 - residential         93%      97%
  Community                   34 - assisted living
  Canton, Ohio                50 - nursing

Lakeridge Apartments         138 - residential    77%      92%
  Kissimmee, Florida

Silver Lakes Apartments      132 - residential     81%      93%
  Kissimmee, Florida


PART II  OTHER INFORMATION

      Item 6.                   Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed by the registrant during the quarter ended March 31, 1996.

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

                                  CAPITAL SENIOR LIVING COMMUNITIES,
                                  L.P.

                                  By:  RETIREMENT LIVING COMMUNITIES,
                                       L.P.
                                       General Partner

                                             By:  CAPITAL RETIREMENT
                                                  GROUP, INC.
                                                  General Partner


Date: May 14, 1996                                By:  \s\ Keith Johannessen
                                                       President