Form 10QSB
period 1996-06-30
CAPITAL SENIOR LIVING COMMUNITIES L P
filed 1996-08-14
CIK 789283

August 14, 1996


SECURITIES AND EXCHANGE COMMISSION
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C. 20549-1004

     Re:  Capital Senior Living Communities, L.P. (the "Company")
          Form 10-QSB for the Quarter Ended June 30, 1996

          Commission File No. 0-14752

          Our File No.: 3101529.270

Ladies and Gentlemen:

     On behalf of the Company, enclosed for electronic filing please find one copy of Form 10-QSB for the quarter ended June 30, 1996.

     Please call the undersigned with any questions or comments. Collect calls will be accepted at 214/419-8311.

                                                    Yours truly,


                                                    /s/ Mike Parsons
                                                    ---------------------
                                                    Mike Parsons
MDP/Ids

Enclosures

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



(Mark One)
{X} Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996
{ } Transition report under Section 13 or 15(d) of the Exchange Act for the transition period From to

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

                                 (214) 770-5600
                (Issuer's Telephone Number, Including Area Code)




     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---   ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements


                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                     ---------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                    -----------------------------------------

                                                                            June 30,1996             Dec.31,1995
                                                                             (Unaudited)              (Audited)
                                                                             -----------              ---------
ASSET

PROPERTY AND EQUIPMENT, Net                                             $   16,800,108           $   17,352,655

OTHER ASSETS:
   Cash and cash equivalents                                                 8,759,900                9,743,330
   Cash, restricted                                                            203,788                  203,788
   Accounts receivable, net of allowance
   for doubtful accounts of $159,035 and
   $141,452, respectively                                                      315,923                  409,486
   Prepaid expenses and other                                                  135,623                  128,728
   Deferred charges, less accumulated amortization
    of $222,332 and $141,760, respectively                                     268,445                  328,665
   Investment in limited partnerships (Note 4)                               6,844,326                  896,405
                                                                        --------------           --------------
         Total assets                                                   $   33,328,113           $   29,063,057
                                                                        ==============           ==============

LIABILITIES AND PARTNERS' CAPITAL

 LIABILITIES:
   Accrued expenses and other liabilities                               $    1,568,961           $    1,354,639
   Notes payable                                                             2,010,166                2,035,148
   Customer deposits                                                           295,157                  279,982
                                                                        --------------           --------------

         Total liabilities                                                   3,874,284                3,669,769
                                                                       ---------------         ----------------

DEFERRED INCOME (Note 4)                                                     2,915,173                        0

PARTNERS' CAPITAL:
   General partner                                                              57,398                   41469
   Limited partner                                                                   1                       1
      Beneficial unit certificates, 1,264,000
           issued                                                           26,481,257              25,351,818
                                                                           --------------        --------------
                                                                                                    25,393,288
Total partners' capital                                                     26,538,656

         Total liabilities and partners' capital                        $   33,328,113           $   29,063,057
                                                                        ==============           ==============


                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                     ---------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                -------------------------------------------------

                                   (UNAUDITED)
                                   -----------



                                                                            Three Months ended June 30,
                                                                            ---------------------------
                                                                         1996                          1995
RENTAL AND OTHER INCOME
   Multi-family                                                   $      323,838                $      344,063
   Independent                                                         1,811,293                     1,721,038
   Assisted Living                                                       398,072                       421,477
   Nursing                                                             1,222,782                     1,258,099
   Other                                                                 221,555                       213,585
                                                                  --------------                --------------
                                                                       3,977,540                     3,958,262

INTEREST INCOME                                                           98,741                        74,542

INCOME ON INVESTMENT                                                     433,520                             0
                                                                  --------------                --------------

                  Total income                                         4,509,801                     4,032,804
                                                                  --------------                --------------

EXPENSES:
   Salaries, wages and benefits                                        1,433,670                     1,432,866
   Operating and other administrative expenses                         1,635,091                     1,576,127
   Depreciation and amortization                                         410,853                       440,561
                                                                  --------------                --------------

                  Total expenses                                       3,479,614                     3,449,554
                                                                  --------------                --------------

NET INCOME                                                        $    1,030,187                $      583,250
                                                                  ==============                ==============

NET INCOME ALLOCATION:
   General partner                                                $       10,302                $        5,833
   Beneficial unit certificate holders                                 1,019,885                       577,417
                                                                  --------------                --------------

                  Total                                           $    1,030,187                $      583,250
                                                                  ==============                ==============

NET INCOME PER BENEFICIAL UNIT
   CERTIFICATE                                                    $          .83               $           .46
                                                                  ==============                ==============

OUTSTANDING BENEFICIAL UNIT
   CERTIFICATES                                                        1,226,708                     1,264,000
                                                                  ==============                ==============


                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                     ---------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                 -----------------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                                             Six Months ended June 30,
                                                                             -------------------------
                                                                         1996                          1995
                                                                         ----                          ----

RENTAL AND OTHER INCOME
   Multi-family                                                  $       647,588              $        627,053
   Independent                                                         3,607,723                     3,488,240
   Assisted Living                                                       804,820                       848,436
   Nursing                                                             2,433,406                     2,349,882
   Other                                                                 438,044                       433,359
                                                                 ---------------                --------------
                                                                       7,931,581                     7,746,970

INTEREST INCOME                                                          204,539                       140,150

INCOME ON INVESTMENT                                                     459,043                             0
                                                                 ---------------                --------------

                  Total income                                         8,595,163                     7,887,120
                                                                 ---------------                --------------

EXPENSES:
   Salaries, wages and benefits                                        2,889,453                     2,876,343
   Operating and other administrative expenses                         3,294,524                     3,119,002
   Depreciation and amortization                                         818,314                       881,122
                                                                 ---------------                --------------

                  Total expenses                                       7,002,291                     6,876,467
                                                                 ---------------                --------------

NET INCOME                                                       $     1,592,872                $    1,010,653
                                                                 ===============                ==============

NET INCOME ALLOCATION:
   General partner                                               $        15,929                $       10,107
   Beneficial unit certificate holders                                 1,576,943                     1,000,546
                                                                 ---------------                --------------

                  Total                                          $     1,592,872                $    1,010,653
                                                                 ===============                ==============

NET INCOME PER BENEFICIAL UNIT
   CERTIFICATE                                                   $          1.29                $         .79
                                                                 ===============                ==============


OUTSTANDING BENEFICIAL
       UNIT CERTIFICATES                                               1,226,708                     1,264,000
                                                                 ===============                ==============


                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                     ---------------------------------------

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                  --------------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                     --------------------------------------

                                   (UNAUDITED)



                                                Beneficial
                                                   Unit            Limited             General
                                              Certificates         Partner             Partner                  Total
                                              ------------         -------             -------                  -----

BALANCE, December 31, 1995                 $     25,351,818     $         1     $      141,469        $     25,393,288

       Net Income                                   557,058               -              5,627                 562,685
                                               ------------       -----------      -------------      ----------------

BALANCE, March 31, 1996                    $     25,908,876     $         1     $       47,096        $     25,955,973

       Net Income                                 1,019,885               -             10,302               1,030,187

       Repurchased Beneficial Unit
         Certificates                              (447,504)              -                  -                (447,504)
                                           ----------------     -------------      -------------      ----------------

BALANCE, June 30, 1996                     $     26,481,257     $           1      $      57,398      $     26,538,656
                                           ================     =============      =============      ================

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                     ---------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                 -----------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                                                         For the Six Months
                                                                                          Ended June 30,
                                                                                          --------------
                                                                                   1996                     1995
                                                                                   ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $    1,592,872            $    1,010,653
   Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
   Depreciation                                                                  737,742                   847,162
   Amortization of deferred financing charges                                     80,572                    33,960
   Provision for bad debt                                                         16,500                         0
   Amortization of deferred income                                               (35,011)                        0
   Equity in earnings of investee                                               (398,508)                        0
   Changes in assets and liabilities, net of effects of acquisitions:
   Cash, restricted                                                                    0                  (150,000)
   Accounts receivable                                                            77,063                  (202,741)
   Prepaid expenses and other                                                     (6,895)                  (43,095)
   Accrued expenses and other liabilities                                        214,322                  (117,885)
   Customer Deposits                                                              15,175                    25,485
                                                                          --------------            --------------
                  NET CASH PROVIDED BY
                     OPERATING ACTIVITIES                                      2,293,832                 1,403,539
                                                                          --------------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                          (185,195)                 (122,301)
   Investments in limited partnerships                                        (2,599,229)                 (511,671)
   Repurchase of beneficial unit certificates                                   (447,504)                        0
                                                                          --------------            --------------
                  NET CASH USED IN
                     INVESTING ACTIVITIES                                     (3,231,928)                 (633,972)
                                                                          --------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                                                     (24,982)                  (34,910)
   Deferred charges                                                              (20,352)                        0
                                                                          --------------            --------------
                  NET CASH USED IN
                      FINANCING ACTIVITIES                                       (45,334)                  (34,910)
                                                                          --------------            --------------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                             (983,430)                  734,657

CASH AND CASH EQUIVALENTS, Beginning of Period                                 9,743,330                 8,018,471
                                                                          --------------            --------------

CASH AND CASH EQUIVALENTS, End of Period                                  $    8,759,900            $    8,753,128
                                                                          ==============            ==============





                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                     ---------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  JUNE 30, 1996
                                  -------------



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

Principals of Consolidation
- - ---------------------------

The accompanying consolidated balance sheet, as of June 30, 1996, includes the accounts of the Partnership and its 99%-owned subsidiary, Retirement Partnership, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The 1% minority interest in Retirement Partnership, Ltd. is not presented separately due to its immateriality.

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

Property and Equipment
- - ----------------------

The Partnership provides for depreciation and amortization on property and equipment using the straight-line method by charges to operations in amounts to allocate the cost of the property and equipment over their estimated useful lives.

The carrying value of property and equipment is reviewed if the facts and circumstances suggest that it may be impaired. As of June 30, 1996, no reserve for impaired value has been provided.

Cash Equivalents
- - ----------------

The Partnership considers investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition
- - -------------------

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

2.  COMMITMENTS AND CONTINGENCIES:
    ------------------------------

The Partnership had $53,788 in certificates of deposit at June 30, 1996 and December 31, 1995, restricted for utility deposits. The certificates of deposit mature one year from the original purchase date.

In conjunction with the Partnership's increased mortgage loan commitment on June 30, 1995 (see LIQUIDITY AND CAPITAL RESOURCES), a compensating balance of $150,000 was established with the mortgage company.

3. TRANSACTIONS WITH RELATED PARTIES:
- - -------------------------------------

In accordance with the Partnership Agreement, the general partner, Retirement Living Communities, L.P. ("RLC"), does not receive any fees from the Partnership but may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership. In addition, an affiliate of RLC is managing the assets of the Partnership. Partnership expenses incurred by RLC and affiliates, which were expensed by the Partnership for the second fiscal quarter ended June 30, 1996 and 1995, were approximately $106,644 and $101,573, respectively. Management fees reimbursed and expensed by the Partnership to RLC and affiliates for the second fiscal quarter ended June 30, 1996 and 1995, were approximately $251,269 and $250,950, respectively.

In addition, the Partnership has no employees. An affiliate of RLC makes gross payroll deposits and health insurance premium payments on behalf of the properties owned by the Partnership, which are reimbursed by the Partnership, and is required to fund any excess health insurance claims not covered by the Partnership's health premiums or related insurance policy. Reimbursed gross payroll deposits and health insurance premiums, which were expensed by the Partnership during the second fiscal quarter of 1996 and 1995, were approximately $1,332,467 and $1,313,622, respectively.

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

The general partner and managing agent of Healthcare Properties, L.P. and NHP Retirement Housing Partners I LP are affiliates of RLC. See Note 4.

In April 1996, an affiliate of RLC recognized an $878,592 gain on the Partnership's purchase of Healthcare Properties, L.P. limited partnership interests (see Note 4-ACQUISITION OF INVESTMENTS).

4.    ACQUISITION OF INVESTMENTS
      --------------------------

During  1995,  the  Partnership  made various  purchases of limited  partnership interests in Healthcare Properties, L.P. As of December 31, 1995, the Partnership had cumulatively paid $308,825 for a 5.8% ownership in Healthcare Properties, L.P. During the first quarter of 1996, the Partnership purchased additional limited partnership interests in Healthcare Properties, L.P. for $607,170, and during the second quarter of 1996, the Partnership purchased additional limited partnership interests for $1,963,845, bringing the Partnership's total interest in Healthcare Properties, L.P. to 26.0%. Healthcare Properties, L.P. is a portfolio comprised of 8 nursing home facilities.

Of the additional 14.91% in limited partnership interests in Healthcare Properties, L.P. purchased in the second quarter of 1996, 9.36% was purchased from Capital Realty Group Senior Housing, Inc. (CRGSH), an affiliate of RLC, who had acquired the interests in 19**. The Partnership paid $1,269,077 to such affiliate, who recognized a $878,592 gain on the transaction. Because of this purchase, the Partnership will change its method of accounting for its investment in Healthcare Properties, L.P. from the cost method to the equity method of accounting. Through June 30, 1996, this change in accounting has resulted in recognizing $2,986,000 of equity in Healthcare Properties, L.P. over the Partnership's cost as deferred income, of which $35,817 relates to 1995 and first quarter 1996 net investment earnings from Healthcare Properties, L.P. and the balance of $2,950,183 to be amortized over 20 years.

During 1995, the Partnership made various purchases of outstanding pension notes of NHP Retirement Housing Partners I, L.P. As of December 31, 1995, the Partnership had cumulatively paid $587,580 for a 3.25% ownership of outstanding pension notes of NHP Retirement Housing Partners I, L.P. During the first quarter of 1996, the Partnership purchased pension notes for $17,640. During the second quarter of 1996, the Partnership purchased additional pension notes for $9,720, bringing the Partnership's total interest in NHP Retirement Housing Partners I, L.P. pension notes to 3.4%. NHP Retirement Housing Partners I, L.P. owns a portfolio of 5 independent living retirement facilities. The pension notes bear simple interest at 13% annum. Interest of 7% is paid quarterly, with the remaining 6% interest deferred. Deferred interest and principal matures on December 31, 2001. During the first quarter of 1996, the Partnership paid $855 for a 1.87% ownership of limited partnership interests in NHP Retirement Housing Partners I, L.P.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with the financial statements of Capital Senior Living Communities, L.P. (the "Partnership") included in this Report.

As of June 30, 1996, the Partnership's assets included four retirement projects (Harrison, Cottonwood Village, Canton Regency, and Towne Centre), a multi-family apartment project (Lakeridge Apartments, formerly known as Village Green II Apartments), a 12% interest in Encore Limited Partnership, and a 99% interest in Retirement Partnership, Ltd. (the "Partnership Subsidiary"), which owns a multi-family apartment project (Silver Lakes Apartments, formerly known as Village Green I Apartments).

Silver Lakes Apartments is pledged as collateral to secure repayment of a $2,010,166 mortgage loan payable to a nonaffiliated mortgage company. The Partnership has a 6 month extension on the loan through December 31, 1996.

RESULTS OF OPERATIONS
- - ---------------------

The Partnership's primary source of funds is net rental income from the ownership and management of the six real estate projects owned by the Partnership.

SECOND QUARTER OF 1996 COMPARED WITH SECOND QUARTER OF 1995
- - -----------------------------------------------------------

Rental and other income for the three months ended June 30, 1996 and 1995 was $3,977,540 and $3,958,262, respectively. Rental and other income increased 0.5% from the second quarter 1995 to 1996, and was primarily attributable to higher rents. Interest income for the second fiscal quarter ended June 30, 1996 and 1995, was $98,741 and $74,542, respectively. Interest income increased $24,199 from the second quarter ended 1995 to the second quarter ended 1996 due to additional cash available for investment. During the three months ended June 30, 1996, the Partnership recognized $433,520 of equity participation and amortization of deferred income relating to the Partnership's investment in Healthcare Properties, L.P. Operating expenses are maintained by property and by natural expense classification, but are not allocated by revenue type. Salaries, wages, and benefits of $1,433,670 were paid by the Partnership for the second fiscal quarter of 1996. Approximately $1,332,467 of such amount was paid to Capital Senior Living, Inc. (CSL), an affiliate of RLC, as reimbursement for their direct out-of-pocket costs under the property management agreements for salaries, wages, and benefits of on-site employees employed at the properties, with the remainder being contract labor and reimbursement to CSL for an allocable portion of its home office employees' salaries and wages for time expended on matters attributable to the properties. Corresponding payments of salaries and wages for the second fiscal quarter of 1995 was $1,432,866 (with approximately $1,313,622 paid to CSL). Operating and other administrative expenses increased from $1,576,127 in 1995 to $1,635,091 in 1996, or 3.7%, and was mainly attributable to an increase in utilities and therapy costs. Depreciation and amortization for 1996 was approximately $410,853 and $440,561 in 1995, resulting in a decrease of 6.7% from 1995 to 1996, and was primarily due to certain assets being fully depreciated in 1995.

The Partnership expects its future operating results will depend in large part on its operating costs and occupancy levels in its facilities. If the operating costs increase or occupancy levels decline, the Partnership's operating results will be adversely affected.

FIRST SIX MONTHS OF 1996 COMPARED WITH FIRST SIX MONTHS OF 1995
- - ---------------------------------------------------------------

Rental and other income for the six months ended June 30, 1996 and 1995 was $7,931,581 and $7,746,970, respectively. Rental and other income increased 2.4% from the six months ended June 30, 1995 to 1996, and was primarily attributable to higher rents. Interest income for the six months ended June 30, 1996 and 1995, was $204,539 and $140,150, respectively. Interest income increased $64,389 from the six months ended June 30, 1995 to 1996 due to additional cash available for investment. During the six months ended June 30, 1996, income on investment of $459,043 was recognized, of which $25,523 was received from the Partnership's investment in Encore Limited Partnership and $433,520 recognized on equity participation and amortization of deferred income relating to the Partnership's investment in Healthcare Properties, L.P. Operating expenses are maintained by property and by natural expense classification, but are not allocated by revenue type. Salaries, wages, and benefits of $2,889,453 were paid by the Partnership for the six months ended June 30, 1996. Approximately $2,692,041 of such amount was paid to CSL and CRGSH, an affiliate of RLC, as reimbursement for their direct out-of-pocket costs under the property management agreements for salaries, wages, and benefits of on-site employees employed at the properties, with the remainder being contract labor and reimbursement for an allocable portion of its home office employees' salaries and wages for time expended on matters attributable to the properties. Corresponding payments of salaries and wages for the six months ended June 30, 1995 was $2,876,343 (with approximately $2,647,948 paid to CSL and CRGSH).
The increase in such payments of 0.5% from 1995 to 1996 was attributable to increased labor costs. Operating and other administrative expenses increased from $3,119,002 in 1995 to $3,294,524 in 1996,or 5.6%, and was mainly attributable to an increase in utility, therapy and repair and maintenance costs. Depreciation and amortization for 1996 was $818,314 and $881,122 in 1995. The decrease in depreciation and amortization expense of 7.1% from 1995 to 1996 was due to certain assets being fully depreciated in 1995.

The Partnership expects its future operating results will depend in large part on its operating costs and occupancy levels in its facilities. If the operating costs increase or occupancy levels decline, the Partnership's operating results will be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The General Partner believes cash and cash equivalents of $8,759,900 at June 30, 1996 is adequate for the working capital needs of the Partnership. These reserves will be used to support ongoing working capital needs, pay existing debt obligations, meet the capital and marketing improvements necessary to succeed in a competitive atmosphere, and fund future acquisitions or development of real estate projects.

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

On July 29, 1994, the Partnership obtained a $12,000,000 open end mortgage loan from a non-affiliated mortgage company, and pledged the Cottonwood, Harrison, Towne Centre and Canton Regency Retirement Community as collateral. On June 30, 1995, the Partnership increased its mortgage loan commitment from $12,000,000 to $17,500,000. As of June 30, 1996, there have been no advances made to the Partnership on this loan. The loan expires July 29, 1998.

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




PARTNERSHIP PROPERTIES
- - ----------------------

The  following  table  sets  forth  summary   information   concerning  the  six
income-producing real properties owned by the Partnership:


                                                Number of Units At                         Occupancy
         Project Name/Location                     June 30, 1996                06/30/95              06/30/96
         ---------------------                      --------------               --------              --------

Cottonwood Retirement                        65    -  residential                  100%                 94%
   Community,
   Cottonwood, Arizona

The Harrison Retirement                     124    -  residential                  92%                  84%
   Community
   Indianapolis, Indiana

Towne Centre Retirement                     147    -  residential                  96%                  94%
   Community                                 34    -  assisted living
   Merrillville, Indiana                     64    -  nursing

Canton Regency Retirement                   147    -  residential                  93%                  97%
   Community                                 34    -  assisted living
   Canton, Ohio                              50    -  nursing

Lakeridge Apartments                        138    -  residential                  85%                  91%
   Kissimmee, Florida

Silver Lakes Apartments                     132    -  residential                  94%                  94%
   Kissimmee, Florida


PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed by the registrant during the quarter ended June 30, 1996.



SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                                       By:  RETIREMENT LIVING COMMUNITIES, L.P.
                                             General Partner

                                       By:  CAPITAL RETIREMENT GROUP, INC.
                                                              General Partner




Date: August 14 , 1996                        By:    s/Keith Johannessen
- - ----------------------                        ---    -------------------
                                                       Keith Johannessen
                                                       President

[ARTICLE] 5

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-START]                             JAN-01-1996
[PERIOD-END]                               JUN-30-1996
[CASH]                                       8,963,688
[SECURITIES]                                 6,844,326
[RECEIVABLES]                                  474,958
[ALLOWANCES]                                 (159,035)
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                      24,257,569
[DEPRECIATION]                             (7,457,461)
[TOTAL-ASSETS]                              33,328,113
[CURRENT-LIABILITIES]                                0
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                  26,538,656
[TOTAL-LIABILITY-AND-EQUITY]                33,328,113
[SALES]                                              0
[TOTAL-REVENUES]                              8595,163
[CGS]                                                0
[TOTAL-COSTS]                                6,889,332
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             112,959
[INCOME-PRETAX]                              1,592,872
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                         0
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0