Form 10QSB
period 1996-09-30
CAPITAL SENIOR LIVING COMMUNITIES L P
filed 1996-11-14
CIK 789283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



(Mark One)
{X} Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996

{ } Transition report under Section 13 or 15(d) of the Exchange Act for the transition period From to

Commission file number 0-14752.

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                     ---------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)

       DELAWARE                                                  35-1665759
       --------                                                  ----------

(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

              14160 Dallas Parkway, Suite 300, Dallas, Texas 75240
                    (Address of Principal Executive Offices)


                                 (972) 770-5600
                (Issuer's Telephone Number, Including Area Code)




         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

         Traditional Small Business Disclosure Format  Yes   x     No ____

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CAPITAL SENIOR LIVING COMMUNITIES, LP

                           CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995



                                                                         September 30,               December 31,
                                                                             1996                        1995
                                                                          (Unaudited)                 (Audited)

ASSET

PROPERTY AND EQUIPMENT, Net                                           $     16,552,242             $   17,352,655

OTHER ASSETS:
   Cash and cash equivalents                                                 8,877,889                  9,743,330
   Cash, restricted                                                            204,628                    203,788
   Accounts receivable, net of allowance
     for doubtful accounts of $159,035 and
     $141,452, respectively                                                    332,905                    409,486
   Prepaid expenses and other                                                  201,390                    128,728
   Deferred charges, less accumulated amortization
     of $255,388 and $141,760, respectively                                    237,888                    328,665
   Investment in limited partnerships (Note 4)                               7,847,769                    896,405
                                                                      ----------------             --------------

         Total assets                                                 $     34,254,711             $   29,063,057
                                                                      ================             ==============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

   Accrued expenses and other liabilities                             $      1,756,781             $    1,354,639
   Notes payable                                                             1,997,153                  2,035,148
   Customer deposits                                                           311,104                    279,982
                                                                      ----------------             --------------

         Total liabilities                                                   4,065,038                  3,669,769
                                                                      ----------------             --------------

DEFERRED INCOME (Note 4)                                                     3,315,977                          0

PARTNERS' CAPITAL:
   General partner                                                              62,093                     41,469
   Limited partner                                                                   1                          1
      Beneficial unit certificates, 1,264,000
           issued and outstanding                                           26,811,602                 25,351,818
                                                                      ----------------             --------------

         Total partners' capital                                            26,873,696                 25,393,288
                                                                      ----------------             --------------

         Total liabilities and partners' capital                      $     34,254,711             $   29,063,057
                                                                      ================             ==============


                                          See notes to financial statements

                                                         1

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
             ------------------------------------------------------

                                   (UNAUDITED)
                                   -----------



                                                                              Three Months ended September 30,
                                                                              --------------------------------
                                                                             1996                          1995
                                                                             ----                          ----

RENTAL AND OTHER INCOME
   Multi-family                                                   $      339,065                $      289,016
   Independent                                                         1,844,799                     1,842,676
   Assisted Living                                                       394,120                       404,465
   Nursing                                                             1,067,569                     1,111,420
   Other                                                                 246,521                       226,057
                                                                  --------------                --------------
                                                                       3,892,074                     3,873,634

INTEREST INCOME                                                           76,541                       101,906

INCOME ON INVESTMENTS                                                     57,555                             0
                                                                  --------------                --------------

                  Total income                                         4,026,170                     3,975,540
                                                                  --------------                --------------

EXPENSES:
   Salaries, wages and benefits                                        1,466,581                     1,471,850
   Operating and other administrative expenses                         1,688,121                     1,602,948
   Depreciation and amortization                                         401,928                       450,445
                                                                  --------------                --------------

                  Total expenses                                       3,556,630                     3,525,243
                                                                  --------------                --------------

NET INCOME                                                        $      469,540                $      450,297
                                                                  ==============                ==============

NET INCOME ALLOCATION:
   General partner                                                $        4,695                $        4,503
   Beneficial unit certificate holders                                   464,845                       445,794
                                                                  --------------                --------------

                  Total                                           $      469,540                $      450,297
                                                                  ==============                ==============

NET INCOME PER BENEFICIAL UNIT
   CERTIFICATE                                                    $          .38                $          .35
                                                                  ==============                ==============

OUTSTANDING BENEFICIAL UNIT
   CERTIFICATES                                                        1,215,508                     1,264,000
                                                                  ==============                ==============

                                       See notes to financial statements



                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
              -----------------------------------------------------

                                   (UNAUDITED)




                                                                           Nine Months ended September 30,
                                                                           -------------------------------

                                                                          1996                         1995
                                                                          ----                         ----
RENTAL AND OTHER INCOME
   Multi-family                                                  $       986,653                      $916,069
   Independent                                                         5,452,522                     5,330,916
   Assisted Living                                                     1,198,940                     1,252,901
   Nursing                                                             3,500,975                     3,461,302
   Other                                                                 684,565                       659,416
                                                                 ---------------                --------------
                                                                      11,823,655                    11,620,604

INTEREST INCOME                                                          281,080                       242,056

INCOME ON INVESTMENTS                                                    516,598                             0
                                                                 ---------------                --------------

                           Total income                               12,621,333                    11,862,660
                                                                 ---------------                --------------

EXPENSES:
   Salaries, wages and benefits                                        4,356,034                     4,348,193
   Operating and other administrative expenses                         4,982,645                     4,721,950
   Depreciation and amortization                                       1,220,242                     1,331,567
                                                                 ---------------                --------------

                           Total expenses                             10,558,921                    10,401,710
                                                                 ---------------                --------------

NET INCOME                                                       $     2,062,412                $    1,460,950
                                                                 ===============                ==============

NET INCOME ALLOCATION:
   General partner                                               $        20,624                $       14,610
   Beneficial unit certificate holders                                 2,041,788                     1,446,340
                                                                 ---------------                --------------

                           Total                                 $     2,062,412                $    1,460,950
                                                                 ===============                ==============

NET INCOME PER BENEFICIAL UNIT
   CERTIFICATE                                                   $          1.68                $         1.14
                                                                 ===============                ==============

OUTSTANDING BENEFICIAL
       UNIT CERTIFICATES                                               1,215,508                     1,264,000
                                                                 ===============                ==============
                                                 3
                                 See notes to financial statements

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                  --------------------------------------------
                                   (UNAUDITED)
                                   -----------



                                               Beneficial
                                                  Unit              Limited            General
                                              Certificates          Partner            Partner             Total

BALANCE, December 31, 1995                 $     25,351,818     $           1      $      41,469      $     25,393,288

        Net Income                                  557,058                 -              5,627               562,685
                                            ---------------       -----------         ----------          ------------

BALANCE, March 31, 1996                    $     25,908,876     $           1      $      47,096      $     25,955,973

        Net Income                                1,019,885                 -             10,302             1,030,187

        Repurchased Beneficial Unit
            Certificates                           (447,504)                -                  -              (447,504)
                                            ---------------       -----------         ----------          ------------

BALANCE, June 30, 1996                           26,481,257                 1             57,398            26,538,656

        Net Income                                  464,845                 -              4,695               469,540

        Repurchased Beneficial Unit
            Certificates                           (134,500)                -                  -              (134,500)
                                           ----------------       -----------         ----------          ------------

BALANCE, September 30, 1996                $     26,811,602     $           1      $      62,093      $     26,873,696
                                           ================       ===========         ==========          ============


                                            See notes to financial statements

                                                          4



                                                   CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                              -----------------------------------------------------
                                                                  (UNAUDITED)
                                                                  -----------


                                                                                      For the Nine Months
                                                                                      -------------------
                                                                                      Ended September 30,
                                                                                      -------------------
                                                                                1996                     1995
                                                                                ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $    2,062,412            $    1,460,950
   Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
         Depreciation                                                          1,106,613                 1,270,744
         Amortization of deferred financing charges                              113,629                    60,823
         Provision for bad debt                                                   16,500                    21,184
         Amortization of deferred income                                         (76,296)                        0
         Equity in earnings of investee                                         (414,778)                        0
         Changes in assets and liabilities, net of effects of acquisitions:
           Cash, restricted                                                         (840)                 (150,726)
           Accounts receivable                                                    60,081                  (280,299)
           Prepaid expenses and other                                            (72,662)                  (67,007)
           Accrued expenses and other liabilities                                402,142                  (124,949)
           Customer Deposits                                                      31,122                    27,638
                                                                          --------------            --------------
                  NET CASH PROVIDED BY
                     OPERATING ACTIVITIES                                      3,227,923                 2,218,358
                                                                          --------------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                          (306,200)                 (296,098)
   Investments in limited partnerships                                        (3,144,313)                 (685,798)
   Repurchase of beneficial unit certificates                                   (582,004)                        0
                                                                          --------------            --------------
                  NET CASH USED IN
                     INVESTING ACTIVITIES                                     (4,032,517)                 (981,896)
                                                                          --------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                                                     (37,995)                  (46,574)
   Deferred charges                                                              (22,852)                 (110,000)
                                                                          --------------            --------------
                  NET CASH USED IN
                      FINANCING ACTIVITIES                                       (60,847)                 (156,574)
                                                                          --------------            --------------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                             (865,441)                1,079,888

CASH AND CASH EQUIVALENTS, Beginning of Period                                 9,743,330                 8,018,471
                                                                          --------------            --------------

CASH AND CASH EQUIVALENTS, End of Period                                  $    8,877,889            $    9,098,359
                                                                          ==============            ==============

                                      See notes to financial statements

                                                           5

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                     ---------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 1996
                               ------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Principals of Consolidation
---------------------------

The accompanying consolidated balance sheet, as of September 30, 1996, includes the accounts of the Partnership and its 99%-owned subsidiary, Retirement Partnership, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The 1% minority interest in Retirement Partnership, Ltd. is not presented separately due to its immateriality.

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

Property and Equipment
----------------------

The Partnership provides for depreciation and amortization on property and equipment using the straight-line method by charges to operations in amounts to allocate the cost of the property and equipment over their estimated useful lives.

The carrying value of property and equipment is reviewed if the facts and circumstances suggest that it may be impaired. As of September 30, 1996, no reserve for impaired value has been provided.

Cash Equivalents
----------------

The Partnership considers investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition
-------------------

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

2.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

The Partnership had $54,628 and $53,788 in certificates of deposit at September 30, 1996 and December 31, 1995, respectively, restricted for utility deposits. The certificates of deposit mature one year from the original purchase date.

In conjunction with the Partnership's increased mortgage loan commitment on June 30, 1995 (see LIQUIDITY AND CAPITAL RESOURCES), a compensating balance of $150,000 was established with the mortgage company.

3.   TRANSACTIONS WITH RELATED PARTIES:
     ----------------------------------

In accordance with the Partnership Agreement, the general partner, Retirement Living Communities, L.P. ("RLC"), does not receive any fees from the Partnership but may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership. In addition, an affiliate of RLC is managing the assets of the Partnership. Partnership expenses incurred by RLC and affiliates, which were expensed by the Partnership for the third fiscal quarter ended September 30, 1996 and 1995, were approximately $81,400 and $103,927, respectively. Management fees reimbursed and expensed by the Partnership to RLC and affiliates for the third fiscal quarter ended September 30, 1996 and 1995, were approximately $247,545 and $247,614, respectively.

In addition, the Partnership has no employees. An affiliate of RLC makes gross payroll deposits and health insurance premium payments on behalf of the properties owned by the Partnership, which are reimbursed by the Partnership, and is required to fund any excess health insurance claims not covered by the Partnership's health premiums or related insurance policy. Reimbursed gross payroll deposits and health insurance premiums, which were expensed by the Partnership during the third fiscal quarter of 1996 and 1995, were approximately $1,380,740 and $1,359,297, respectively.

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

4.   ACQUISITION OF INVESTMENTS
     --------------------------

During  1995,  the  Partnership  made various  purchases of limited  partnership interests in Healthcare Properties, L.P. As of December 31, 1995, the Partnership had cumulatively paid $308,825 for a 5.8% ownership in Healthcare Properties, L.P. During the first quarter of 1996, the Partnership purchased additional limited partnership interests in Healthcare Properties, L.P. for $607,170, during the second quarter of 1996, the Partnership purchased additional limited partnership interests for $1,963,845, and during the third quarter of 1996, the Partnership purchased additional limited partnership interests for $484,262, bringing the Partnership's total interest in Healthcare Properties, L.P. to 29.9%. Healthcare Properties, L.P. is a portfolio comprised of 8 nursing home facilities.

Of the additional 14.91% in limited partnership interests in Healthcare Properties, L.P. purchased in the second quarter of 1996, 9.36% was purchased from Capital Realty Group Senior Housing, Inc. (CRGSH), an affiliate of RLC, who had acquired the interests in 1993. The Partnership paid $1,269,077 to such affiliate, who recognized a $878,592 gain on the transaction. Because of this purchase, the Partnership changed its method of accounting for its investment in Healthcare Properties, L.P. from the cost method to the equity method of accounting. Through September 30, 1996, this change in accounting has resulted in recognizing $3,428,089 of equity in Healthcare Properties, L.P. over the Partnership's cost as deferred income, of which $35,817 relates to 1995 and first quarter 1996 net investment earnings from Healthcare Properties, L.P. and the balance of $3,392,272 to be amortized over 20 years.

During 1995, the Partnership made various purchases of outstanding pension notes of NHP Retirement Housing Partners I, L.P. As of December 31, 1995, the Partnership had cumulatively paid $587,580 for a 3.25% ownership of outstanding pension notes of NHP Retirement Housing Partners I, L.P. During the first quarter of 1996, the Partnership purchased pension notes for $17,640. During the second quarter of 1996, the Partnership purchased additional pension notes for $9,720, and during the third quarter of 1996, the Partnership purchased additional limited partnership interests for $60,822 bringing the Partnership's total interest in NHP Retirement

Housing Partners I, L.P. pension notes to 3.7%. NHP Retirement Housing Partners I, L.P. owns a portfolio of 5 independent living retirement facilities. The pension notes bear simple interest at 13% annum. Interest of 7% is paid quarterly, with the remaining 6% interest deferred. Deferred interest and principal matures on December 31, 2001. During the first quarter of 1996, the Partnership paid $855 for a 1.87% ownership of limited partnership interests in NHP Retirement Housing Partners I, L.P.

5.   SUBSEQUENT EVENT
     ----------------

On November 5, 1996, the Partnership sold the Lakeridge and Silver Lakes Apartments to an unrelated party at a combined sales price of $4,793,000, paid in cash. After payment of the mortgage loan on the Silver Lakes Apartments and refund of its escrow balance, the Partnership received cash of approximately $2,549,000 on the sale. Due to the sale of Silver Lakes and Lakeridge, Partnership assets at September 30, 1996 would have decreased approximately
$4,156,000, total revenues for the nine months ended September 30, 1996 would have decreased approximately $1,050,000, and there would not have been a significant impact to net income.


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of Capital Senior Living Communities, L.P. (the "Partnership") included in this Report.

As of September 30, 1996, the Partnership's assets included four retirement projects (Harrison, Cottonwood Village, Canton Regency, and Towne Centre), a multi-family apartment project (Lakeridge Apartments, formerly known as Village Green II Apartments), a 3% interest in Encore Limited Partnership, a 29.9% limited partnership interest in Healthcare Properties, L.P., 3.7% of the outstanding pension notes of NHP Retirement Housing Partners I, L.P., a 1.87% limited partnership interest in NHP Retirement Housing Partners I, L.P., and a 99% interest in Retirement Partnership, Ltd. (the "Partnership Subsidiary"), which owns a multi-family apartment project (Silver Lakes Apartments, formerly known as Village Green I Apartments).

Silver Lakes Apartments was pledged as collateral to secure repayment of a mortgage loan payable to a nonaffiliated mortgage company with an outstanding balance of $1,997,153 at September 30, 1996. The maturity date on this loan was extended to December 1, 1996. On November 5, 1996, the Partnership sold the Lakeridge and Silver Lakes Apartments to an unrelated party at a combined sales price of $4,793,000. After payment of the mortgage loan on the Silver Lakes Apartments and refund of its escrow balance, the Partnership received approximately $2,549,000 on the sale.


RESULTS OF OPERATIONS
---------------------

The Partnership's primary source of funds is net rental income from the ownership and management of the six real estate projects owned by the Partnership.

THIRD QUARTER OF 1996 COMPARED WITH THIRD QUARTER OF 1995
---------------------------------------------------------

Rental and other income for the third fiscal quarter ended September 30, 1996 and 1995 was $3,892,074 and $3,873,634 respectively. Rental and other income increased .5% from the third quarter 1995 to 1996, and was primarily attributable to higher rents. Interest income for the third fiscal quarter ended September 30, 1996 and 1995, was $76,541 and $101,906, respectively. Interest income decreased $25,365 from the third quarter ended 1995 to the third quarter ended 1996 due to a delay in receipt of interest income on the Partnership's investment in NHP Retirement Housing Partners I., L.P. pension notes. During the three months ended September 30, 1996, the Partnership recognized $57,555 of equity participation and amortization of deferred income relating to the Partnership's investment in Healthcare Properties, L.P. Operating expenses are maintained by property and by natural expense classification, but are not allocated by revenue type. Salaries, wages, and benefits of $1,466,581 were paid by the Partnership for the third fiscal quarter of 1996. Approximately $1,380,740 of such amount was paid to Capital Senior Living, Inc. ("CSL"), an affiliate of RLC, as reimbursement for its direct out-of-pocket costs under the property management agreements for salaries, wages, and benefits of on-site employees employed at the properties, with the remainder being contract labor and reimbursement to CSL for an allocable portion of its home office employees' salaries and wages for time expended on matters attributable to the properties. Corresponding payments of salaries and wages for the third fiscal quarter of 1995 was $1,471,850 (with approximately $1,359,297 paid to CSL). Salaries, wages, and benefits decreased .4% from the third quarter 1995 to 1996. Operating and other administrative expenses increased from $1,602,948 in 1995 to $1,688,121 in 1996, or 5.3%, and was mainly attributable to an increase in fees and therapy costs. Depreciation and amortization for 1996 was $401,928 and $450,445 in 1995. The decrease in depreciation and amortization expense of 10.8% from 1995 to 1996 was due to certain assets being fully depreciated in 1995.

The Partnership expects its future operating results will depend in large part on its operating costs and occupancy levels in its facilities. If the operating costs increase or occupancy levels decline, the Partnership's operating results will be adversely affected.

FIRST NINE MONTHS OF 1996 COMPARED WITH FIRST NINE MONTHS OF 1995
-----------------------------------------------------------------

Rental and other income for the nine months ended September 30, 1996 and 1995 was $11,823,655 and $11,620,604, respectively. Rental and other income increased 1.75% from the nine months ended September 30, 1995 to 1996, and was primarily attributable to higher rents. Interest income for the nine months ended September 30, 1996 and 1995, was $281,080 and $242,056, respectively. Interest income increased $39,024 from the nine months ended September 30, 1995 to 1996 due to additional cash available for investment. During the nine months ended September 30, 1996, income on investments of $516,598 was recognized, of which $25,523 was received from the Partnership's investment in Encore Limited Partnership and $491,075 recognized on equity participation and amortization of deferred income relating to the Partnership's investment in Healthcare Properties, L.P. Operating expenses are maintained by property and by natural expense classification, but are not allocated by revenue type. Salaries, wages, and benefits of $4,356,034 were paid by the Partnership for the nine months ended September 30, 1996. Approximately $4,072,781 of such amount was paid to CSL and CRGSH, affiliates of RLC, as reimbursement for their direct out-of-pocket costs under the property management agreements for salaries, wages, and benefits of on-site employees employed at the properties, with the remainder being contract labor and reimbursement for an allocable portion of its home office employees' salaries and wages for time expended on matters attributable to the properties. Corresponding payments of salaries and wages for the nine months ended September 30, 1995 was $4,348,193 (with approximately $4,007,245 paid to CSL and CRGSH). The increase in such payments of .2% from 1995 to 1996 was attributable to increased labor costs. Operating and other administrative expenses increased from $4,721,950 in 1995 to $4,982,645 in 1996, or 5.5% and was mainly attributable to an increase in utilities, therapy, fees and repair and maintenance costs. Depreciation and amortization for 1996 was $1,220,242 and $1,331,567 in 1995. The decrease in depreciation and amortization expense of 8.4% from 1995 to 1996 was due to certain assets being fully depreciated in 1995.

The Partnership expects its future operating results will depend in large part on its operating costs and occupancy levels in its facilities. If the operating costs increase or occupancy levels decline, the Partnership's operating results will be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The General Partner believes cash and cash equivalents of $8,877,889 at September 30, 1996 is adequate for the working capital needs of the Partnership. These reserves will be used to support ongoing working capital needs, pay existing debt obligations, meet the capital and marketing improvements necessary to succeed in a competitive atmosphere, and fund future acquisitions or development of real estate projects.

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

On July 29, 1994, the Partnership obtained a $12,000,000 open end mortgage loan from a non-affiliated mortgage company, and pledged the Cottonwood, Harrison, Towne Centre and Canton Regency Retirement Community as collateral. On June 30, 1995, the Partnership increased its mortgage loan commitment from $12,000,000 to $17,500,000. The loan expires July 29, 1998. As of September 30, 1996, there have been no advances made to the Partnership on this loan.

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

PARTNERSHIP PROPERTIES
----------------------

The following table sets forth summary information concerning the six income-producing real properties owned by the Partnership as of September 30, 1996. As discussed above, the Lakeridge and Silver Lakes Apartments were sold on November 5, 1996.


                                                Number of Units At                         Occupancy
         Project Name/Location                  September 30, 1996              09/30/95              09/30/96
         ---------------------                  ------------------              --------              --------

Cottonwood Retirement                        65    -  residential           97%                         94%
   Community
   Cottonwood, Arizona

The Harrison Retirement                     124    -  residential           88%                         89%
   Community
   Indianapolis, Indiana

Towne Centre Retirement                     147    -  residential           96%                         95%
   Community                                 34    -  assisted living
   Merrillville, Indiana                     64    -  nursing

Canton Regency Retirement                   147    -  residential                  95%                  95%
   Community                                 34    -  assisted living
   Canton, Ohio                              50    -  nursing


Lakeridge Apartments                        138    -  residential                  92%                  90%
   Kissimmee, Florida

Silver Lakes Apartments                     132    -  residential                  90%                  96%
   Kissimmee, Florida



PART II  OTHER INFORMATION

Item 5.    Other Information

On November 5, 1996, the Partnership sold the Lakeridge and Silver Lakes Apartments to an unrelated party at a combined sales price of $4,793,000, paid in cash. After payment of the mortgage loan on the Silver Lakes Apartments and refund of its escrow balance, the Partnership received cash of approximately $2,549,000 on the sale.

Item 6.    Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed by the registrant during the quarter ended September 30, 1996.

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

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                     By: RETIREMENT LIVING COMMUNITIES, L.P.
                                              General Partner

                     By:    CAPITAL RETIREMENT GROUP, INC.
                            General Partner




Date: November 13, 1996                            By: \s\ Keith Johannessen
                                                       ---------------------
                                                            President

SECURITIES AND EXCHANGE COMMISSION
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C. 20549-1004

Re:      Capital Senior Living Communities, L.P. (the "Company")
         Form 10-QSB for the Quarter Ended September 30, 1996

         Commission File No. 0-14752

         Our File No.: 3101529.270

Ladies and Gentlemen:

          On behalf of the Company, enclosed for electronic filing please find one copy of Form 10-QSB for the quarter ended September 30, 1996.

Please call the undersigned with any questions or comments. Collect calls will be accepted at 972/419-8311.

                                                              Yours truly,



                                                              Mike Parsons

MDP/lds

Enclosures

S:\CLIENT-O\15006\160\SEC11.12