Form 10-K
period 1996-12-31
CAPITAL SENIOR LIVING COMMUNITIES L P
filed 1997-04-01
CIK 789283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) For the fiscal year ended December 31, 1996, or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from
                                                             ------------------
         to
            ------------


Commission file number 0-14752.
                       -------

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             35-1665759
 -----------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

14160 Dallas Parkway, Suite 300, Dallas, Texas                      75240
-----------------------------------------------------------------------------
(Address of principal executive officers)                          (Zip Code)

Registrant's telephone number, including area code:      (972)  770-5600
                                                         ----------------
Securities registered pursuant to Section 12(b) of the Act:      None
                                                             ----------
Securities registered pursuant to Section 12(g) of the Act:

                          Beneficial Unit Certificates
                          ----------------------------
                                (Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X
                ---
The registrant's revenues for its most recent fiscal year were:  $  15,475,622

As of December 31, 1996, there were 1,172,146 Beneficial Unit Certificates of limited partnership interest of the Partnership ("BUCs") outstanding, of which 580,161 were held by affiliates of the registrant. The BUCs are not quoted on the NASDAQ System.

Documents incorporated by reference.        None.
                                           ------
Transitional small business disclosure format (check one):  Yes      No  X
                                                                ---    ---

                                     PART I
Item 1. DESCRIPTION OF BUSINESS
        -----------------------
General
-------

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

The Partnership was originally formed to acquire a portfolio of five federally tax exempt, participating, non-recourse first mortgage bonds issued by governmental issuers (the "Bonds") to finance the construction and/or ownership of real estate projects (the "Projects"). Each of the Bonds was secured by a non-recourse note from the owner of a Project and a mortgage on such Project (the "Mortgage Loans"). The Projects consisted of four retirement living centers and one multi-family residential apartment complex. Each Project was owned by a partnership (called herein a "Project Owner"). The partners of each Project Owner ("Guarantors") guaranteed the Mortgage Loan on such Project until that Project met a base interest target and also guaranteed all unpaid base interest on such Mortgage Loan until the earlier of maturity or acceleration (the "Guarantees"). The Project Owners defaulted under the Mortgage Loans, and effective September 11, 1991, the Project Owners transferred to a 99%-owned subsidiary of the Partnership ("Retirement Partnership, Ltd", the "Partnership Subsidiary"), through a negotiated settlement (the "Negotiated Settlement"): (a) the five Projects securing the Mortgage Loans; (b) an option to acquire an additional 132-unit apartment project owned by an affiliate of the Project Owners and Guarantors (the "Village Green I Apartments") (this acquisition was effective December 6, 1991); and (c) an approximate 12% interest in Encore Limited Partnership, a limited partnership which invests in retirement living communities and is not affiliated with the Project Owners or Guarantors. The Partnership's interest in Encore Limited Partnership was subsequently diluted to a 3% interest after the reorganization of the Encore Limited Partnership in December, 1995.

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

The Partnership now directly owns the four retirement living centers and operates and manages them through management agreements with the general partner of the Partnership and an affiliate of the general partner. The two multi-family residential apartment complexes were sold on November 1, 1996 to a non-related third party. See Acquisition and Divestiture" and "Item 12. Certain Relationships and Related Transactions."

General Partner
---------------

The general partner of the Partnership is Retirement Living Communities ("RLC"), an Indiana limited partnership, whose sole general partner was Capital Realty Group Senior Housing, Inc.("Senior Housing"). Effective July 1, 1995, Senior Housing assigned its general partnership interest to Capital Retirement Group, Inc. ( Retirement Group"), a Texas corporation and an affiliate of Senior Housing. The address of the principal executive offices of RLC and its general partner is the same as the Partnership: 14160 Dallas Parkway, Suite 300, Dallas, Texas 75240, and their telephone number at such address is the same as the Partnership (972) 770-5600. The limited partner of the Partnership is Retirement Living Fiduciary Corporation, an Indiana corporation ("RLFC").

Prior to March 23, 1990, the Project Owners were affiliates of RLC and RLFC. However, on March 23, 1990, the general partners of RLC sold all of the general partnership interests in RLC and all of the outstanding shares of RLFC to Senior Housing, which is not an affiliate of the Project Owners, and the limited partners of RLC sold all of the limited partnership interests in RLC to Capital Realty Group Properties, Inc. ("CRGP"), a Texas corporation and an affiliate of Senior Housing and Retirement Group. Effective January 1, 1991, CRGP transferred its limited partnership interest in RLC to two individuals affiliated with Senior Housing and Retirement Group. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." Accordingly, Retirement Group has sole management authority and control over the affairs of RLC. On September 12, 1990, RLC completed a tender offer solicitation of BUC holders in order to acquire BUCs, resulting in the acquisition of 561,336 BUCs by RLC, representing approximately 44% of the total BUCs outstanding. As of December 31, 1996, RLC owns 580,161 BUCs, representing 49.50% of the total BUCs outstanding. See "Item 11. Security Ownership of Certain Beneficial Owners and Management" for further disclosure of affiliated ownership.

Status for Federal Income Taxes
-------------------------------

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

In the event the Partnership is taxed as a corporation because it is "publicly traded" under Section 7704 of the Internal Revenue Code of 1986, then the Partnership would be taxed at corporate rates on all of its taxable income and distributions to the BUC holders would be treated as fully taxable dividends to the extent of current and accumulated earnings and profits, while distributions in excess of current and accumulated earnings and profits would be treated as the non-taxable return of capital to the extent of each BUC holder's basis in the BUCs. RLC does not believe the Partnership will be taxed as "publicly traded" for fiscal 1996 based on its interpretation of Section 7704 and no provision for income taxes has been reflected in the accompanying statements of income.

No ruling has been requested from the Internal Revenue Service regarding this matter and there can be no certainty as to the ultimate outcome of this matter at this time.

Factors Associated with Real Estate
-----------------------------------
Risks Inherent in Ownership of Real Property. Since the principal business of the Partnership is to own, manage and operate real estate, the Partnership will be subject to all the risks incident to ownership of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include adverse changes in general or local economic conditions; adverse changes in interest rates and in the availability of permanent mortgage funds which may render acquisitions, sales or refinancing of properties difficult or unattractive; adverse changes in real estate, zoning, environmental or land-use laws; increases in real property taxes and federal or local economic or rent controls; other governmental rules; increases in operating costs and the need for additional capital and tenant improvements; the supply of and demand for properties; over building in certain markets; ability to obtain or maintain full occupancy of properties or to provide for adequate maintenance or insurance; the presence of hazardous waste materials; mechanics liens resulting from construction; property related claims and litigation; fiscal policies; and acts of God. The illiquidity of real estate investments generally will impair the ability of the Partnership to respond quickly to changed circumstances.

Competition and Marketing.  The real estate  business is highly  competitive and
-------------------------
the Partnership conducts its business of owning and operating income-producing real properties in competition with other real estate investment partnerships, as well as individuals, corporations, bank and insurance company investment accounts, and other entities engaged in real estate investment activities, including companies larger than the Partnership with substantially greater resources. Competition in the market for such properties varies with changes in the supply and demand for similar properties in an area, changes in the interest rates and in the availability of mortgage funds, and changes in tax, real estate, environmental, and zoning laws.

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

Insurance. The Partnership carries insurance covering all Partnership properties
---------
for the replacement cost of all buildings, loss of rents, loss of contents, and general liability. However, there are certain types of losses (generally of a catastrophic nature, including floods) which are either uninsurable or not economically insurable. Should such a disaster occur, the Partnership would suffer a loss of the capital invested in, as well as anticipated profits from, any property destroyed by such casualty.

Environmental  Hazards.  Owners and operators of real  properties are faced with
----------------------
increasing regulation of environmental hazards, discharges and emissions. From time to time the Partnership may be exposed to liability or fines for correcting environmental problems or bringing properties into compliance with various environmental standards even if the problems or violations were unintentional or were caused by a prior owner or operator of the property.

Employees
---------

The Partnership has no employees. Certain services are provided to the Partnership by employees or affiliates of RLC and Retirement Group, and the Partnership reimburses the affiliates for such services at cost. The Partnership is not charged and does not pay for salaries or fringe benefits of any principals of Retirement Group.

Government Regulations and Reimbursement
----------------------------------------
The Partnership's retirement living centers are subject to compliance with various state and local licensing requirements. These requirements relate to the condition of the facilities and the adequacy and condition of the equipment used therein, the quality and adequacy of personnel, and the quality of care. Such requirements are subject to change. There can be no assurance that, in the future, the Partnership will be able to maintain such licenses for its facilities or that the Partnership will not be required to expend significant sums in order to do so.

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

Medicaid is a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government. Medicare is a health insurance program for the aged and certain other chronically disabled individuals, operated by the federal government. Changes in the reimbursement policies of such funding programs as a result of budget cuts by federal and state governments or other legislative and regulatory action could adversely affect the revenues of the Partnership. The Towne Centre project is a provider of services under the Indiana Medicaid program. Accordingly, Towne Centre is entitled to reimbursement under the foregoing program at established rates which are lower than private pay rates. Payments from the Medicaid program are adjusted prospectively, based on the filing of an annual cost report. The Towne Centre and Canton Regency projects are also providers of services under the Medicare program. These Projects are entitled to reimbursement under the foregoing program in amounts determined based on the filing of an annual cost report prepared in accordance with Federal regulations, which reports are subject to audit and retroactive adjustment in future periods. Under Federal regulations, Medicare reimbursements to these projects are limited to routine cost limits determined on a geographical region. The Partnership has filed exception reports to request reimbursement in excess of its routine cost limit for the years of 1992, 1993, and 1994. There can be no assurance that an exception to the properties routine cost limit will be granted. These Projects receive payments from this program based on established rates and are adjusted for differences between such rates and estimated amounts reimbursable from the program. During fiscal 1996, the Medicaid and Medicare programs accounted for approximately 15% of the Partnership's revenues.

Acquisition and Divestiture
---------------------------

On November 1, 1996, the Partnership sold its two multifamily apartment projects, Silver Lakes and Lakeridge Apartments, to a non-related third party for a combined sales price of $4,793,000. The transaction resulted in the recognition of a $437,819 gain and net cash proceeds of $2,549,352, after closing costs and payment of the mortgage.

During 1996 and 1995 the Partnership made various purchases of limited partnership interests in HealthCare Properties, L.P. During 1996 and 1995, the Partnership paid $3,200,685 and $308,825, respectively, for partnership interests in HealthCare Properties, L.P. As of December 31, 1996, the Partnership has cumulatively paid $3,509,510 for a 31% ownership in HealthCare Properties, L.P. HealthCare Properties, L.P. owns a portfolio of 8 nursing home facilities. As of March 27, 1997, the Partnership is committed to purchase approximately $1,336,630 for an additional investment in HealthCare Properties limited partnership interests.

In the second quarter of 1996, 9.36% in limited partnership interests in HealthCare Properties, L.P. was purchased from Capital Realty Group Senior Housing, Inc. (CRGSH), an affiliate of RLC, who had acquired the interests in 1993. The Partnership paid $1,269,077 to such affiliate, who recognized a $878,592 gain on the transaction. Because or this purchase, the Partnership changed its method of accounting for its investment in HealthCare Properties, L.P. from the cost method to the equity method of accounting.

During 1996, and 1995 the Partnership made various purchases of outstanding Pension Notes of NHP Retirement Housing Partners I L.P. During 1996 and 1995, the Partnership paid $199,158 and $587,580, respectively, for purchases of Pension Notes. As of December 31, 1996, the Partnership has cumulatively paid $786,738 for a 4.2% ownership of outstanding Pension Notes of NHP Retirement Housing Partners I L.P. As of March 27, 1997, the Partnership has subsequently disbursed $7,868,820 for an additional investment in Pension Notes. These purchases bring the Partnership's ownership of Pension Notes to 25.3%. NHP Retirement Housing Partners I L.P. owns a portfolio of 5 independent living retirement facilities. The Pension Notes bear simple interest at 13% per annum. Interest of 7% is paid quarterly, with the remaining 6% interest deferred. Deferred interest and principal matures on December 31, 2001. During 1996, the Partnership paid $1,364 for a 3.1% ownership of limited partnership interests in NHP Retirement Housing Partners I, L.P.

The general partner and managing agent of HealthCare Properties, L.P. and NHP Retirement Housing Partners I, L.P. is an affiliate of RLC.

The Partnership's Properties
----------------------------

The  following  table  sets  forth  summary  information   concerning  the  four
income-producing real properties owned by the Partnership as of December 31, 1996:

                                       No. of Units                        Occupancy
                                       at December 31, 1996    12/31/96     12/31/95      12/31/94
                                       --------------------    --------     --------      --------
Cottonwood Retirement Community
Cottonwood, Arizona                     65-residential           95%          100%           100%
The Harrison Retirement Community
Indianapolis, Indiana                  124-residential           83%           85%            90%

Towne Centre Retirement Community      148-residential           92%           95%            95%
Merrifllville, Indiana                  34-assisted living
                                        64-nursing

Canton Regency Retirement Community    147-residential           94%           94%            94%
Canton, Ohio                            34-assisted living
                                        50-nursing

The Partnership has a $17,500,000 open end mortgage loan commitment for future acquisition and development of properties from a non-affiliated mortgage company, and pledged the Cottonwood Retirement Community, The Harrison Retirement Community, Towne Centre Retirement Community and Canton Regency Retirement Community as collateral. As of December 31, 1996, there have been no advances made to the Partnership on this commitment.

Cottonwood Retirement Community - Cottonwood, Arizona
-----------------------------------------------------

The Cottonwood Retirement Community is located on a two-acre site in Cottonwood about 100 miles north of Phoenix and 65 miles south of Flagstaff. The community consists of a three-story building with 65 residential units. The services provided under a special assistance program to residents needing assistance include: medication reminders, dietary monitoring, and activities of daily living (e.g., bathing, dressing, grooming). In the opinion of management, the facility has maintained a high occupancy level due to the special assistance program. No nursing care is available on site, although a nonaffiliated nursing home is nearby.

The monthly rental rates range from $1,210 for alcoves (19 units), $995 for studios (13 units), $1,495 for one bedrooms (29 units), and $1,980 for two bedrooms (4 units). An additional second occupant fee of $300 is charged, if applicable.

Capital  improvements  and repairs during 1996 were minor in nature.  Management
has  budgeted   approximately   $81,500   during  1997  for  building   interior
improvements and equipment.

On December 10, 1996, The Partnership entered into contract with Capital Senior Development, Inc., an affiliate of RLC, to construct a 97 unit expansion of The Cottonwood facility, consisting of 49 units for independent living and 48 units for assisted living. The budgeted cost for the expansion is approximately $6,756,000 and includes funding for kitchen and dining room renovation. The Partnership intends to finance 100% of the costs and estimates completion by January, 1998. As of December 31, 1996, expenditures for construction in process is $280,946.

The Cottonwood market is limited. The closest competition is a project located about 30 miles away.

The Harrison Retirement Community - Indianapolis, Indiana
---------------------------------------------------------

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

The monthly rental rates for the community range from $1,060 to $1,115 for efficiencies (43 units), $1,250 to $1,305 for one-bedrooms (67 units), and $1,575 to $1,630 for two-bedrooms (14 units). The rental rates for the community are market rates and in line with the competition. An additional second occupancy fee of $275 is charged, if applicable.

During 1996,  property  improvements and repairs were completed  including minor
equipment,   wallpaper,   carpeting  and  painting.   Management   has  budgeted
approximately $239,353 during 1997 for a new roof, carpeting and HVAC units.

The Harrison has significant competition in the Indianapolis area due to the number of similar type retirement communities. Three other projects, totaling 425 units, are also located on the west side of Indianapolis. However, the property continues to maintain good occupancy.

Towne Centre Retirement Community - Merrillville, Indiana
---------------------------------------------------------

The Towne Centre Retirement Community is located in Merrillville adjacent to a nonaffiliated 182-unit adult rental community. It consists of a mid-rise atrium building with 148 residential units, 34 assisted living units and 64 nursing care beds. Towne Centre is located on a 15-acre site, approximately 100 miles southeast of Chicago, Illinois, and south of Gary, Indiana.

The monthly rental rates for the community range from $1,310 for studios (40 units), an average of $1,595 for one-bedrooms (90 units) and an average of $1,990 (depending on location in building) for two bedrooms (18 units). The monthly rental rate increases by $300 for a second resident.

The assisted living and nursing care facilities are located in a separate, adjoining wing. The rates are $2,250 for a private assisted living unit per month, with daily rates of: $180 for a private intermediate bed, $96 for a semi-private intermediate bed, $112 for a semi-private skilled bed, and $213 for a private skilled bed. The nursing facility has eleven (11) beds certified for Medicare reimbursement.

Capital improvements and repairs during 1996 were largely attributable to replacing carpets, purchasing equipment, driveway resurfacing, and a bus. Management has budgeted approximately $161,825 during 1997 for furnishings, remodeling and equipment.

The local Merrillville market is small. Towne Centre has three directly competitive projects, of which two are currently at full occupancy. The third competitor is a non-denominational church sponsored property that is reporting an occupancy of 90%.

Canton Regency Retirement Community - Canton, Ohio
--------------------------------------------------

The Canton Regency Retirement Community consists of an atrium building located on a 10-acre site in the northwest suburbs of Canton. The building contains 147 residential units, 34 assisted living units and 50 nursing care beds.

The monthly rental rates for residential units range an average of $1,332 for studios (39 units), an average of $1,604 for one-bedrooms (90 units), and an average of $2,139 for two-bedrooms (18 units). The monthly rental rate increases by $375 for a second resident.

Canton's assisted living and nursing care facilities are located in a separate adjoining wing. The daily rates range from $66 for a private assisted living unit, $117 for a private intermediate bed, $103 for a semi-private intermediate bed, $129 for a private skilled bed and $116 for a semi-private-skilled bed. Canton's nursing facility has twelve (12) beds certified for Medicare reimbursement.

Capital improvements and repairs during 1996 were largely attributable to additional carpeting, painting, new furnishings, and equipment. Management has budgeted approximately $107,180 during 1997 for furnishings and equipment.

There are two competitive facilities in the Canton market. However, Canton Regency's good reputation and strong commitment to service have allowed Canton Regency to maintain a high occupancy level during 1996.

Leases
------

Resident leases on Cottonwood Retirement Community, The Harrison Retirement Community, Towne Centre Retirement Community, and Canton Regency Retirement Community provide a 12 month lease with a 30 day no penalty cancellation clause. These leases also allow for an immediate lease cancellation in the case of a resident's death or admission to a higher level of care. Lease up incentives may include free rent on the 6th month, move-in allowances and discounted rents on less attractive units.

Item 2. DESCRIPTION OF PROPERTY
        -----------------------
Other than the properties described under "Item 1. Description of Business," the Partnership does not own or lease any significant physical properties. The Partnership operates out of, and uses the premises of, Retirement Group at no direct cost to the Partnership.

Item 3. LEGAL PROCEEDINGS
        -----------------
There are no material pending legal proceedings to which the Partnership is a party.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S PARTNERSHIP INTERESTS AND
             RELATED PARTNERSHIP MATTERS
             ---------------------------

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

The number of BUC holders of record as of December 31, 1996 was 759.

The Partnership has not declared or paid any cash distributions or dividends during the last two fiscal years. The Partnership presently plans to retain net cash flow. There can be no assurance as to the timing or amount of future cash distributions to BUC holders, which will be dependent on the cash flow of the Partnership's properties.


Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------
This discussion should be read in conjunction with the consolidated financial statements of the Partnership included in this Report.

Prior to November, 1996, the Partnership's assets included four retirement projects (Harrison, Cottonwood Village, Canton Regency, and Towne Centre), a multi-family apartment project (Lakeridge Apartments, formerly known as Village Green II Apartments), a 3% limited partnership interest in Encore Limited
Partnership,  (diluted  from  12%  on  December  15,  1995)  and a  99%  general partnership interest in Retirement Partnership, Ltd. (the "Partnership Subsidiary"), which owns a multi-family apartment project (Silver Lakes Apartments, formerly known as Village Green I Apartments).

On November 1, 1996, the Partnership sold its two multi-family apartment projects, Silver Lakes and Lakeridge Apartments, to a non-related third party for a combined sales price of $4,793,000. The transaction resulted in the recognition of a $437,819 gain and net cash proceeds of $2,549,352, after closing costs and payment of the outstanding mortgage of $1,889,829.

As of December 31, 1996, the Partnership's assets also include a 31% ownership of limited partnership interests in HealthCare Properties, L.P., a 4.2% ownership of outstanding Pension Notes of NHP Retirement Housing Partners I, L.P., and a 3.1% ownership of limited partnership interests in NHP Retirement Housing Partners I, L.P. See Item 1. Description of Business - Acquisition and Divestiture".

Results of Operations
---------------------
1996 Compared with 1995
-----------------------
Rental and other income for fiscal 1996 and 1995 was $15,475,622 and $15,339,467, respectively. The 0.1% increase in rental and other income from 1995 to 1996 was attributable to higher rents, despite decreasing occupancies at the Cottonwood, Harrison, and Towne Center facilities and the sale of the Silver Lakes and Lakeridge Apartments. Rental income for independent and nursing increased 2.0% and 2.8%, respectively, from 1995 to 1996. The increases in rental income categories were attributable to rental rate increases. Other income increased 6.1% from 1995 to 1996 and was attributable primarily to an increase in therapy income from Medicare. Multi-family income decreased 10.5% from 1995 to 1996, and was attributable to the sale of the Silver Lakes and Lakeridge Apartments on November 1, 1996. Assisted living income decreased 3.3% from 1995 to 1996 and was attributable to decreasing occupancy. Operating expenses are maintained by property and by natural expense classification, but are not allocated by revenue type. Salaries, wages and benefits of $5,817,289 were expensed by the Partnership for fiscal 1996. Approximately $5,254,495 of such amount was paid to Senior Housing or Capital Senior Living, Inc. ("CSL"), an affiliate of RLC, as reimbursement for their direct out-of-pocket costs under the property management agreements for salaries, wages and benefits of on-site employees employed at the properties, and $273,936 as reimbursement to CSL for an allocable portion of its home office employees' salaries and wages for time expended on matters attributable to the properties. Corresponding payments of salaries and wages for fiscal 1995 was $5,875,046. Approximately $5,213,246 of such amount was paid to Senior Housing for on-site employee payroll reimbursement and $354,830 as reimbursement to Senior Housing for home office employee payroll. Operating and other administrative expenses (other than salaries, wages and benefits) decreased 1.4 % from $7,959,121 in 1995 to $7,850,498 in 1996. The decrease in 1996 is primarily attributable to decreased property taxes, insurance, general and administrative expense, bad debt expense, and depreciation expense. The interest income of $425,697 and $353,974 for 1996 and 1995, respectively, resulted primarily from investments of cash reserves and interest received on the Partnership's investment in Pension Notes of NHP Retirement Housing Partners, L.P. Interest expense of $185,314 and $228,605 for 1996 and 1995, respectively, decreased 18.9% due to the payment of the outstanding mortgage balance on the sale of the Silver Lake Apartments. As discussed above, the $437,819 gain on sale of properties resulted from the sale of the Silver Lakes and Lakeridge Apartments. Equity earnings on investments of $458,992 during 1996 primarily resulted from the recognition of equity earnings on the Partnership's investment in HealthCare Properties, L.P. The Partnership expects its future operating results will depend in large part on its operating costs and occupancy levels in its facilities. If the operating costs increase or occupancy levels decline, the Partnership's operating results will be adversely affected.

Liquidity and Capital Resources
-------------------------------
As of December 31, 1996, the Partnership had cash and cash equivalents of $10,463,887 and an unused mortgage loan commitment of $17,500,000. These reserves and loan commitment will be used to support ongoing working capital needs, pay existing debt obligations, meet the capital and marketing improvements necessary to succeed in a competitive atmosphere, fund future acquisitions of investments, and fund future acquisitions or development of real estate projects. On December 24, 1992, significant amendments to the Partnership Agreement were adopted which give the Partnership authority to operate in accordance with current and contemplated business operations as an operating entity. With the approved amendments to the Partnership Agreement, the Partnership has become an entity whereby cash and income generated from operations or from the sale or refinancing of assets will be retained in order to utilize such funds for a variety of purposes, including acquisitions or development of real estate projects. Consequently, the Partnership does not expect to make cash distributions to BUC Holders in the foreseeable future. This may have an adverse effect on BUC Holders for federal income tax purposes, as discussed below.

Cash and cash equivalents increased in the amount of $720,557 from the end of fiscal year 1995 to the end of fiscal year 1996. Cash sources consisted of $3,785,043 from operating activities, and $2,549,352 from proceeds on sale of properties. Cash uses during fiscal year 1996 were primarily for additions to property and equipment of $762,004, investments in limited partnerships of $3,401,207, repurchase of beneficial unit certificates of $1,262,355, payment of loan charges of $42,953 and payments on notes payable of $145,319.

As of March 27, 1997, the Partnership is committed to purchase approximately $1,336,630 for investment in HealthCare Properties limited partnership interests and has disbursed $7,868,820 for investment in Pension Notes of NHP Retirement Housing Partners I, L.P.

As a result of the Negotiated Settlement (see "Item 1. Description of Business-General"), the Partnership no longer owns Tax-Exempt bonds. Instead, the Partnership holds and operates the properties. This has adversely impacted the Tax-Exempt nature of the Partnership's operations in that it causes the operations of the Partnership to be fully taxable for federal income tax purposes and requires the individual BUC Holders to report their respective shares of any taxable income of the Partnership, without any cash being distributed by the Partnership to pay any tax due by a BUC Holder on such BUC Holder's share of Partnership taxable income. For 1996, the Partnership's taxable income was $3,077,378, which is approximately $2.51 for each outstanding BUC. Moreover, as a result of federal tax law changes in 1986, BUC Holders will not be able to use losses from any other source, other than "passive activity" losses, to offset their share of the Partnership's taxable income. However, the approximate $6,000,000 of mortgage loan indebtedness forgiven by the Partnership in connection with the Negotiated Settlement resulted in a taxable loss to the Partnership for federal income tax purposes which was reported by BUC Holders on September 11, 1991, in proportion to the number of BUCs owned and to the extent of each BUC holder's basis in the BUCs. BUC Holders acquiring BUCs after September 11, 1991, are not entitled to report any portion of such loss.

In the event the Partnership is taxed as a corporation because it is "publicly traded" under Section 7704 of the Internal Revenue Code of 1986, then the Partnership would be taxed at corporate rates on all of its taxable income and distributions to the BUC Holders would be treated as fully taxable dividends to the extent of current and accumulated earnings and profits, while distributions in excess of current and accumulated earnings and profits would be treated as the non-taxable return of capital to the extent of each BUC Holder's basis in the BUCs. RLC does not believe the Partnership will be taxed as "publicly traded" for fiscal 1996 based on its interpretation of Section 7704 and no provision for income taxes has been reflected in the accompanying consolidated statements of income. No ruling has been requested from the Internal Revenue Service regarding this matter and there can be no certainty as to the ultimate outcome of this matter at this time.

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

The management of the Partnership believes that the projected 1997 cash flow generated from the four properties will be approximately $2.8 million to $3.0 million. The revenue from each Project is sufficient to cover the operating expenses from that particular Project. The Partnership is able to use the positive cash flow from one project to meet any unexpected capital improvement needs on other projects. To the extent that the positive cash flow is not used to meet any unexpected capital improvements on the Projects, the funds are retained to build up the working capital reserves of the Partnership and to provide funds for acquisitions of additional properties.

Item 7.       FINANCIAL STATEMENTS
              --------------------

The financial statements of the Partnership are listed in Item 13 of this report and are contained at pages 19 through 32 of this Report.

Item 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE
              -----------------------------------

There have been no changes in or disagreements with accountants that are required to be reported herein.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
              ----------------------------------------------------------

The Partnership has no directors or officers. RLC is the sole general partner of the Partnership, and accordingly, manages and controls the affairs of the Partnership. Retirement Group is the sole general partner of RLC.

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

The Partnership properties through February 1, 1995, were managed by Senior Housing. On February 1, 1995, Senior Housing assigned its contract rights to manage the Partnership properties to Capital Senior Living, Inc. ( CSL"). CSL is a wholly owned subsidiary of Capital.

The following are the directors and executive officers of CSL and Retirement Group.

   Name                               Position
   ----------------------------------------------------------------------------
James A. Stroud                  Chief Operating Officer, Secretary and Director
Jeffrey L. Beck                  Chief Executive Officer and Director
Keith N. Johannessen             President
David Beathard                   Vice President
Rob L. Goodpaster                National Director of Marketing
David Brickman                   Vice President
Robert F. Hollister              Controller

James A. Stroud, age 46. Mr. Stroud has served as an officer and a director of Capital since December 1988. Mr. Stroud became Chief Operating Officer and Secretary of Senior Housing in May 1991, CSL in February 1995 and Retirement Group in June 1995. He owns 50% of Capital (through a trust). From 1984 until 1985, he was Executive Vice-President of Equity Management Corporation, Dallas, Texas, a full service real estate company. From 1980 to 1983, he was director in charge of the Tax Department of the law firm of Baker, Glast & Middleton, Dallas, Texas. From 1978 until 1980, he was an associate with Brice & Mankoff (formerly Durant and Mankoff), a law firm in Dallas, Texas. Mr. Stroud is a Certified Public Accountant and a licensed attorney. He received his B.B.A. from Texas Tech University with highest honors, his J.D. from the University of Texas with honors, and his L.L.M. in taxation from New York University with honors. While at New York University, he was a graduate editor of the New York University Tax Law Review and a Wallace Scholar. Mr. Stroud is a founder and director of the Assisted Living Facilities Association of America, a member of the Health Industry Council, President-Elect of National Association for Senior Living Industries ("NASLI"), and has delivered speeches on health care topics to the NASLI, National Investment Conference and the Urban Land Institute.

Jeffrey L. Beck, age 52. Mr. Beck has served as an officer and a director of Capital since December 1988. Mr. Beck became Chief Executive Officer of Senior Housing in May 1991, CSL in February 1995 and Retirement Group in June 1995. He owns 50% of Capital. From 1975 to 1985, he was President of Beck Properties, Inc., which was the predecessor of Capital. From 1973 to 1974, he was Regional Controller with Trammell Crow & Company, a real estate company based in Dallas, Texas. Mr. Beck is Chairman of the Board of Directors of United Texas Bank of Dallas. Mr. Beck serves as Chairman of the American Senior Housing Association.

Keith N. Johannessen, age 40. Mr. Johannessen became Executive Vice President of Senior Housing in May 1993 with responsibility for supervising the day-to-day operations of Capital's retirement communities. Mr. Johannessen became President of Senior Housing in March 1994, CSL in February 1995 and Retirement Group in June 1995. From September 1992 through May 1993, Mr. Johannessen was a Senior Manager in the North Central Region for the health care practice of Ernst & Young LLP, responsible for assisting in the development and direction of the firm's long term care center consulting projects in the region as well as on a national basis. From August 1987 through September 1992, Mr. Johannessen was Executive Vice President with Oxford Retirement Services, Inc. responsible for the sales, marketing and operations of retirement communities and nursing homes. From August 1978 to August 1987, Mr. Johannessen was employed by Life Care Services Corporation in a variety of operations management positions, from single retirement projects to multi-facility responsibilities. He is a licensed nursing home administrator and holds a Bachelor of Arts Degree from Nyack College, New York. Mr. Johannessen is active in the American Senior Housing Association, National Association for Senior Living Industries and the American Association of Homes and Services for the Aging.

David W. Beathard, age 49. Mr. Beathard is Vice President of Capital Senior Living with responsibility for supervising the daily operations of Capital Nursing Homes and Senior Communities. Prior to joining Capital, Mr. Beathard was a management consultant for the retirement housing industry in Ohio. From 1978 to 1991, Mr.  Beathard  served as Executive  Director,  Regional  Administrator,
Regional Vice President, and Vice President and Director of Operations Management for Life Care Services Corp. Mr. Beathard has been in the senior housing and services business for 20 years.


Rob L. Goodpaster, age 44. Mr. Goodpaster became National Director of Marketing of Senior Housing in December 1992, CSL in February 1995 and Retirement Group in June 1995, with overall responsibility for marketing and lease-up functions of Capital's managed properties. With 20 years of experience in the industry, Mr. Goodpaster has an extensive background in retirement housing marketing. His experience includes analyzing demographics, developing and implementing marketing plans, creating outreach and advertising programs, hiring and training sales personnel and implementing lead management and tracking systems. Prior to joining Capital, Mr. Goodpaster was National Director of Marketing for Autumn America from January 1990 to November 1992. From 1985 until December 1989, he was President of Retirement Living Concepts, Inc. where he marketed retirement properties throughout the United States. Mr. Goodpaster was formerly Vice President, Marketing for U.S. Retirement Corp. from 1984 to 1985 and Vice President, Development for American Retirement Corp. from 1980 to 1984. Mr. Goodpaster is a graduate of Ball State University with a B.S. in Business Management and Marketing. Mr. Goodpaster is a member of the National Association of Senior Living Industry and the Texas Association of Retirement Communities.

David Brickman, age 38. Mr. Brickman has served as Vice President and Counsel for Senior Housing since 1992, CSL since February 1995 and Retirement Group since June 1995. Mr. Brickman received his Bachelor of Arts degree from Brandeis University. He holds a J.D. from the University of South Carolina Law School, an M.B.A. from the University of South Carolina School of Business Administration and a Masters of Health Administration from Duke University. Prior to joining Capital in 1992, he served as in-house counsel from 1986 through 1987 with Cigna Health Plan, Inc., from 1987 through 1989 with American General Group Insurance Company and from 1989 until joining Capital, with LifeCo Travel Management
Company located in Houston, Texas. In addition to his duties as Counsel for Senior Housing, Retirement Group and CSL, Mr. Brickman is also responsible for asset management activities, operational activities and investor relations for Capital's portfolio.

Robert F. Hollister, age 41. Mr. Hollister has served as Controller of Senior Housing since 1992, CSL in February 1995 and Retirement Group since June 1995. Mr. Hollister received his Bachelor of Science in Accounting from the University of Maryland. His experience includes public accounting and private experience in fields such as securities, construction, and nursing homes. Prior to joining Capital in 1992, Mr. Hollister was the chief financial officer and controller for Kavanaugh Securities, Inc. from December 1985 until 1992. Mr. Hollister is the property controller and supervises the day-to-day accounting and financial aspects of Capital. Mr. Hollister is a Certified Financial Planner and a member of both local and national professional accounting organizations.

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

Item 10.      EXECUTIVE COMPENSATION
              ----------------------

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

Item 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT
              ---------------------

As of December 31, 1996, RLC owned 580,161 BUCs (approximately 49.50% of the total outstanding), Jeffrey L. Beck owned 10,482 BUCs individually, Janet Sue Beck owned 70,846 BUCs individually, Capital Trust, a trust for which James A. Stroud is the beneficiary, owned 16,943 BUCs, James A. Stroud owned 39,404 BUCs individually and Stroud Children's Trust II owned 24,980 BUCs. Jeffrey L. Beck and James A. Stroud may each be deemed to beneficially own the BUCs owned by RLC. Jeffrey L. Beck disclaims beneficial ownership of the BUCs owned by Janet Sue Beck, and Janet Sue Beck disclaims beneficial ownership of the BUCs owned by Jeffrey L. Beck. No other person is known by the Partnership to own more than 5% of the BUCs.

Item 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------

Prior to February 1, 1995, Senior Housing managed the projects. Effective February 1, 1995, CSL manages the retirement living projects pursuant to separate asset management agreements between the Partnership and CSL, which can be terminated with 45 days notice. The management agreements provide for reimbursement of all expenses of managing the properties, including salaries of on-site managers and out-of-pocket expenses of CSL, and provide for payment of a property management fee to CSL equal to 5% of the gross revenues of each project. For the periods ended December 31, 1996 and 1995, the Partnership paid Senior Housing and CSL $987,104 and $986,877, respectively, in property management fees for managing the projects and paid $332,438 in 1996 and $430,329 in 1995, for reimbursable expenses under the management agreements. In accordance with the partnership agreement, RLC does not receive any fees from the Partnership but it and affiliates may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership.

All property employees are paid by an affiliate of RLC. Reimbursed gross payroll and health insurance premiums, which were expensed by the Partnership in 1996 and 1995, were $5,254,495 and $5,213,246, respectively.

In 1995, an affiliate of RLC received a 2% financing fee of $110,000 in connection with increasing the Partnership's mortgage loan commitment. In connection with the extension of the Silver Lakes mortgage, an affiliate of RLC received $40,453 and $20,830 in 1996 and 1995, respectively, as a financing fee.

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

In April 1996, an affiliate of RLC recognized a $878,592 gain on the Partnership's purchase of HealthCare Properties, L.P. limited partnership interests.

Upon sale of the Silver Lakes and Lakeridge Apartments in November, 1996, an affiliate of RLC received a $79,883 brokerage fee.

Jeffrey L. Beck is an approximate 50% partner in RLC and is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts.

On December 10, 1996, The Partnership entered into contract with Capital Senior Development, Inc., an affiliate of RLC, to construct a 97 unit expansion of The Cottonwood facility, consisting of 49 units for independent living and 48 units for assisted living. The budgeted cost for the expansion is approximately $6,756,000 and includes funding for kitchen and dining room renovation. The Partnership intends to finance 100% of the costs and estimates completion by January, 1998. As of December 31, 1996, expenditures for construction in process is $280,946.

The general partner and managing agent of HealthCare Properties, L.P. and NHP Retirement Housing Partners I, L.P. is an affiliate of RLC.

Item 13.      EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

Financial Statements.
--------------------

The following financial statements of the Partnership are filed as part of this report on pages 19 through 32 hereof:

          Report of Ernst & Young LLP, Independent Auditors

          Consolidated Balance Sheets as of December 31, 1996 and 1995

          Consolidated Statements of Income for the years ended December 31, 1996 and 1995

          Consolidated Statements of Partners' Capital for the years ended December 31, 1996 and 1995

          Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995

          Notes to Consolidated Financial Statements

Exhibits
--------

The list of exhibits is incorporated herein by reference to the exhibit index on pages 32 through 37 of this report.

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the last quarter of fiscal 1996.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners and Beneficial Unit Certificate Holders of
  Capital Senior Living Communities, L.P.

We have audited the accompanying consolidated balance sheets of Capital Senior Living Communities, L.P. and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of income, partners' capital, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Communities, L.P. and subsidiary at December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                      Ernst & Young LLP
Dallas, Texas
February 21, 1997
Except for Note 10, as to which the date is March 27, 1997

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 and 1995
                           --------------------------

ASSETS                                                                               1996                1995
------                                                                               ----                ----

PROPERTY AND EQUIPMENT, net (Notes 1 and 3)                                      $12,576,523           $17,352,655

OTHER ASSETS:
   Cash and cash equivalents (Note 10)
                                                                                  10,463,887             9,743,330
   Cash, restricted (Note 6)                                                         206,376               203,788
    Accounts receivable, net of allowance for doubtful accounts of
                  $164,822 in 1996 and $141,452 in 1995                              373,163               409,486
    Prepaid expenses and other                                                        92,302               128,728
    Deferred financing charges, less accumulated amortization of
                  $311,938 in 1996 and $141,760 in 1995 (Note 5)                     201,440               328,665
    Investments in limited partnerships (Note 10)                                $ 8,275,920           $   896,405
                                                                                  ----------            ----------

         Total assets                                                            $32,189,611           $29,063,057
                                                                                  ==========            ==========


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   Accrued expenses and other liabilities                                        $ 1,303,833            $1,354,639

   Note payable (Notes 1 and  5)                                                           0             2,035,148
   Customer deposits                                                                 248,458               279,982
                                                                                  ----------             ---------
          Total liabilities                                                        1,552,291             3,669,769
                                                                                  ----------             ---------

Deferred income (Note 10)                                                          3,400,684                     0

Commitments and contingencies (Notes 6 and 8)

PARTNERS' CAPITAL (Notes 7 and 11):
   General partner                                                                    72,526                41,469
   Limited partner                                                                         1                     1
   Beneficial unit certificates, 1,264,000
         issued and 1,172,146 outstanding
                                                                                  28,426,464            25,351,818
   Repurchased beneficial unit certificates                                       (1,262,355)                    0
                                                                                  ----------            ----------
                  Total partners' capital
                                                                                  27,236,636            25,393,288
                                                                                  ----------            ----------

                  Total liabilities and partners' capital                        $32,189,611           $29,063,057
                                                                                  ==========            ==========



The accompanying notes are an integral part of these consolidated statements.

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                     --------------------------------------

                                                                                   1996                           1995
                                                                                   ----                           ----
RENTAL AND OTHER INCOME:
         Multi-family                                                            $1,101,317                   $1,230,859
         Independent                                                              7,283,631                    7,138,356
         Assisted living                                                          1,603,074                    1,658,463
         Nursing                                                                  4,563,900                    4,441,072
         Other                                                                      923,700                      870,717
                                                                                 ----------                   ----------
                  Total Rental and Other Income                                  15,475,622                   15,339,467
                                                                                 ----------                   ----------


EXPENSES (Note 9)
         Operating Expenses:
         Salaries, wages, and benefits                                            5,543,353                    5,520,216
         Property taxes                                                             565,415                      673,399
         Management fees                                                            987,104                      986,877
         Utilities                                                                  940,070                      904,413
         Cost of meals provided                                                   1,037,404                    1,005,222
         Ancillary services                                                         792,713                      611,318
         Repairs and maintenance                                                    246,859                      226,005
         Service contracts                                                          152,532                      149,681
         Insurance                                                                  213,137                      236,322
         Bad debt expense                                                            22,312                       71,098
         Other                                                                      879,896                      842,989
         Amortization of deferred financing charges                                 170,178                      113,460
         Depreciation                                                             1,385,127                    1,629,800
                                                                                 ----------                   ----------
                  Total Operating Expenses                                       12,936,100                   12,970,800
                                                                                 ----------                   ----------
         General and Administrative Expenses:
         Salaries, wages and benefits                                               273,936                      354,830
         Professional fees                                                          168,528                      144,665
         Office supplies, communications, and reproduction                          116,132                      127,187
         Other                                                                      173,091                      236,685
                                                                                 ----------                   ----------
                  Total General and Administrative Expenses                         731,687                      863,367
                                                                                 ----------                   ----------
                  Total Expenses                                                 13,667,787                   13,834,167
                                                                                 ----------                   ----------
         Net Income from Operation                                                1,807,835                    1,505,300

         Other Income (Expenses):
                  Interest income                                                    425,697                     353,974
                  Interest expense                                                  (185,314)                   (228,605)
                  Gain on sale of properties                                         437,819                           0
                  Equity earnings on investments (Note 10)                           458,992                           0
                  Amortization of deferred income (Note 10)                          118,632                           0
                  Income on investments                                               25,523                           0
                  Other                                                               16,519                           0
                                                                                 -----------                  ----------
                  Total Other Income (Expense)                                     1,297,868                     125,369
                                                                                 -----------                  ----------
NET INCOME                                                                      $  3,105,703                 $ 1,630,669
                                                                                 ===========                  ==========
NET INCOME ALLOCATION:
         General partner                                                        $     31,057                 $    16,307
         Beneficial unit certificate holders                                       3,074,646                   1,614,362
                                                                                 -----------                  ----------
                  Total                                                         $  3,105,703                 $ 1,630,669
                                                                                 ===========                  ==========
NET INCOME PER BENEFICIAL UNIT CERTIFICATE                                      $       2.53                 $      1.29
                                                                                 ===========                  ==========
BENEFICIAL UNIT CERTIFICATES OUTSTANDING                                           1,172,146                   1,264,000
                                                                                 ===========                  ==========



The accompanying notes are an integral part of these consolidated statements.

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                     --------------------------------------

                                                            Repurchased
                                       Beneficial            Beneficial
                                         Unit                   Unit                Limited          General
                                      Certificates          Certificates             Partner         Partner          Total
                                       -------------       --------------        ---------------   -----------     ------------

      BALANCE, December 31, 1994        $ 23,762,619         $          0          $          0    $    25,162      $23,762,619

         Net income                        1,614,362                    -                     -          6,307        1,630,669
                                          ----------          -----------           -----------     ----------       ----------

      BALANCE, December 31, 1995          25,351,818                    0                     1         41,469       25,393,288

         Net income                        3,074,646                    -                     -         31,057        3,105,703

         Repurchased 91,854
         Beneficial Unit Certificates
         (Note 11)                                 -           (1,262,355)                    -              -       (1,262,355)
                                          ----------         ------------           -----------     ----------       ----------
BALANCE, December 31, 1996               $28,426,464        $  (1,262,355)         $          1    $    72,526      $27,236,636
                                          ==========         ============           ===========     ==========       ==========


The accompanying notes are an integral part of these consolidated statements.

                                       CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       YEARS ENDED DECEMBER 31, 1996 AND 1995
                                       --------------------------------------

                                                                          1996                           1995
                                                                 -------------                  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                              $  3,105,703                   $   1,630,669
         Adjustments to reconcile net income
           to net cash provided by operating activities:
         Depreciation                                               1,385,127                       1,629,800
         Amortization of deferred financing charges                   170,178                         113,460
         Provisions for bad debt                                       22,312                          71,098
         Gain on sale of properties                                  (437,819)                              0
         Amortization of deferred income                             (118,632)                              0
         Equity earnings on investment                               (458,992)                              0

         Changes in operating assets and liabilities:
                  Cash, restricted                                     (2,588)                       (152,803)
                  Accounts receivable                                  14,011                        (215,232)
                  Prepaid expenses and other                           36,426                          (1,248)
                  Accrued expenses and other
                     liabilities                                       37,022                          92,422
                  Customer deposits                                    32,295                          26,204
                                                                   ----------                     -----------

                  NET CASH PROVIDED BY OPERATING
                      ACTIVITIES                                    3,785,043                       3,194,370
                                                                   ----------                     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Investment in limited partnerships                        (3,401,207)                       (896,405)
         Proceeds from sale of properties                           2,549,352                               0
         Additions to property and equipment                         (762,004)                       (383,711)
                                                                   ----------                     -----------

                  NET CASH USED IN INVESTING
                      ACTIVITIES                                   (1,613,859)                     (1,280,116)
                                                                   ----------                     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Deferred loan charges paid                                   (42,953)                       (130,830)
         Payments on notes payable                                   (145,319)                        (58,565)
         Repurchase of beneficial unit certificates                (1,262,355)                              0
                                                                   ----------                     -----------

                  NET CASH USED IN FINANCING
                      ACTIVITIES                                   (1,405,627)                       (189,395)
                                                                   ----------                     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             720,557                       1,724,859


CASH AND CASH EQUIVALENTS, Beginning of Year                        9,743,330                       8,018,471
                                                                   ----------                     -----------

CASH AND CASH EQUIVALENTS, End of Year                            $10,463,887                    $  9,743,330
                                                                   ==========                     ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
         Cash paid for interest                                   $   185,314                    $    228,605
                                                                   ==========                     ===========

The accompanying notes are an integral part of these consolidated statements.

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995
                           --------------------------

1.  ORGANIZATION:
    ------------

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

A description of the Projects now owned and operated by the Partnership is as follows:

Towne Centre Retirement  Community ("Towne Centre") - This project is located on
---------------------------------------------------
a 15-acre site in Merrillville, Indiana, and includes a 148-unit retirement living community, a 34-bed assisted living unit which is licensed as residential, and a 64-bed intermediate and skilled healthcare unit licensed under a comprehensive license. The facility was approximately 92 % and 95% occupied at December 31, 1996 and 1995, respectively.

Canton Regency Retirement  Community ("Canton Regency") -This project is located
-------------------------------------------------------
on a 10-acre site in Canton, Ohio, and includes a 147-unit retirement living community, a 34-bed assisted living unit, and a 50-bed intermediate and skilled healthcare unit licensed by the Ohio Department of Health. The facility was approximately 94 % occupied at December 31, 1996 and 1995.

Cottonwood Village Retirement Community  ("Cottonwood Village") -This project is
---------------------------------------------------------------
a 65-unit retirement living center located on a 2-acre site in Cottonwood, Arizona. The facility was approximately 95% and 100% occupied at December 31, 1996 and 1995 , respectively.

On December 10, 1996, the Partnership entered into contract with Capital Senior Development, Inc., an affiliate of RLC, to construct a 97 unit expansion of the Cottonwood facility, comprising of 49 units for independent living and 48 units for assisted living. The budgeted cost for the expansion is approximately $6,756,000 and includes funding for kitchen and dining room renovation. The Partnership intends to finance 100% of the costs and estimates completion by January, 1998. As of December 31, 1996, expenditures for construction in process were $280,946.

Harrison  Retirement   Community   ("Harrison")  -This  project  is  a  124-unit
-----------------------------------------------
retirement living center located on a 4 1/2-acre site in Indianapolis, Indiana. The facility was approximately 83% and 85% occupied at December 31, 1996 and 1995, respectively.

On November 1, 1996, the Partnership sold its two multi-family properties to a non-related third party for a combined sales price of $4,793,000. This sale resulted in the recognition of a $437,819 gain and net cash proceeds of $2,549,352 to the Partnership, after repayment of the related mortgage payable of $1,889,829. A description of these properties is as follows:

Village Green II Apartments  (subsequently renamed "Lakeridge") -This project is
---------------------------------------------------------------
a 136-unit multifamily apartment complex located in Kissimmee, Florida. The facility was approximately 90% occupied at December 31, 1995.

Village Green I Apartments  (subsequently  renamed "Silver Lakes") -This project
------------------------------------------------------------------
is a 132-unit multifamily apartment complex located in Kissimmee, Florida. This facility was approximately 90% occupied at December 31, 1995.

On December 24, 1992, the Partnership Agreement was amended to reflect more accurately the current and anticipated business operations and asset ownership position of the Partnership. The amendment allows the general partner sole discretion to determine cash distributions. It is the general partner's intention to use current and future cash reserves to acquire additional properties, investments, BUCs, and to expand the Partnership's currently owned properties (see Note 10). The General Partner believes cash and cash equivalents of $10,463,887 at December 31, 1996 is adequate for the working capital needs of the Partnership.

2.  OWNERSHIP BY RLC:
    -----------------

On September 12, 1990, RLC completed a solicitation of BUC holders in order to acquire BUC interests, resulting in the acquisition of 561,336 BUCs by RLC, representing approximately 44% of the total BUCs outstanding. As of December 31, 1996, RLC owns 580,161 BUCs, representing 49.5% of the total BUCs outstanding.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    ------------------------------------------

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Partnership and its 99%-owned subsidiary, Retirement Partnership, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The 1% minority interest in Retirement Partnership, Ltd. is not presented separately due to its immateriality. The Partnership accounts for investments in limited partnerships with controlling interests greater than 20% under the equity method; therefore, operations from such investments are shown separately in the accompanying consolidated statements of income as equity earnings on investments.

Property and Equipment
----------------------

The Partnership provides for depreciation on property and equipment using the straight-line method over their estimated useful lives ranging from 5 to 27.5 years.

The cost of property and equipment and their useful lives are summarized as follows:

                                            Useful Life               1996                1995
                                            -----------               ----                ----

Land                                                             $   879,723           $ 1,281,070
Land improvements                            27.5 years              127,481               418,665
Buildings and building improvements          27.5 years           13,562,383            17,586,575
Furniture and equipment                         5 years            4,499,330             4,786,064
Construction in process                                              280,946                     0
                                                                  ----------            ----------
                                                                  19,349,863            24,072,374

Less-accumulated depreciation                                     (6,773,340)           (6,719,719)
                                                                  ----------            ----------
                                                                 $12,576,523           $17,352,655
                                                                  ==========            ==========


At each balance sheet date, the Partnership reviews the carrying value of the property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Partnership considers external factors, including local market developments, national trends, and other publicly available information. If these external factors indicated the property and equipment will not be recoverable, as determined based upon undiscounted cash flows of the business, the carrying value of the asset will be reduced by the estimated shortfall of discounted cash flows. The Partnership does not believe there currently are any indicators that would require an adjustment to the carrying value of the property and equipment or their respective remaining useful lives as of December 31, 1996.

Cash Equivalents
----------------

The Partnership considers investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition
-------------------

Revenue from the four retirement living communities and the two multifamily apartment complexes is recognized in the period in which the unit rental and/or food services relate.

Revenue from two of the Projects (Towne Centre and Canton Regency) which offer assisted living, intermediate, and skilled healthcare (in addition to retirement living), is recognized as services are performed. The Towne Center healthcare center (the Center) is a provider of services under the Indiana Medicaid program. Accordingly, the Center is entitled to reimbursement under the foregoing program at established rates which are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. The Towne Centre and Canton Regency healthcare centers (the Centers) are also providers of services under the Medicare program. The Centers are entitled to reimbursement under the foregoing programs in amounts determined based on the filing of an annual cost report prepared in accordance with Federal regulations, which reports are subject to audit and retroactive adjustments in future periods. Revenue from the Medicare program is recorded at established rates and adjusted for differences between such rates and estimated amounts reimbursable from the program. Any differences between estimated and actual reimbursements are included in operations in the year of settlement. Adjustments in 1996 and 1995 totaled $73,366 and $28,254 in credits, respectively. Included in accrued expenses and other liabilities at December 31, 1996 and 1995, is $0 and $123,000, respectively, for amounts due under the Medicare program. Under Federal regulations, Medicare reimbursements to these facilities are limited to routine cost limits determined on a geographical region. The Partnership has filed exception reports to request reimbursement in excess of its routine cost limit for the years 1992, 1993, and 1994. There can be no assurance that an exception to the properties routine cost limit will be granted.

Revenues from the Medicare and Medicaid programs accounted for approximately 10% and 5%, respectively, of the Partnership's net revenues for the year ended December 31, 1996. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Partnership believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

The carrying amounts and fair values of financial instruments at December 31, 1996 and 1995 are as follows:

                                                    1996                       1995
                                                    ----                       ----
                                          Carrying         Fair        Carrying     Fair
                                           Amount          Value       Amount       Value


Cash and cash equivalents             $   10,463,887  $  10,463,887  $ 9,743,330  $9,743,330
Cash, restricted                             206,376        206,376      203,788     203,788
Investments in
   limited partnerships                    8,275,920      6,348,776      896,405     887,228
Note payable                                       0              0    2,035,148   2,035,148


The following methods and assumptions were used by the General Partner in estimating its fair value disclosures for financial instruments:

               Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value.

               Investment in limited partnerships: The fair values are based on the most recent purchase price.

               Note payable: The fair value of note payable is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements.

  5. NOTE PAYABLE:
     ------------

Note payable consists of the following:
                                                              1996                       1995
                                                     ------------------            -----------------
Mortgage loan, bearing interest at 11%
         maturing July 1,1996, and
         payable in  monthly installments
         of $22,725, including interest with
         remaining amounts due at maturity.
         This mortgage is secured by Silver
         Lakes Apartments.                              $        0                 $        2,035,148
                                                         =========                  =================


On November 1, 1996, the mortgage loan was paid upon sale of the Silver Lakes Apartments.

The Partnership has a $17,500,000 open end mortgage loan commitment for future acquisition and development of properties from a non-affiliated mortgage company, and pledged the Cottonwood, Harrison, Towne Centre, and Canton Regency retirement communities as collateral. The loan expires July 29, 1998. As of December 31, 1996, there have been no advances made to the Partnership on this loan commitment.

In connection with obtaining the open end mortgage loan commitment in 1994, the Partnership incurred $449,596 in deferred financing charges, which are being amortized over the life of the loan commitment using the straight line method.

6.  COMMITMENTS:
    -----------

The Partnership had $56,376 in certificates of deposit at December 31, 1996 and $53,788 in certificates of deposit at December 31, 1995, restricted for utility deposits. The certificates of deposit mature one year from the original purchase date.

In conjunction with the Partnership's mortgage loan commitment, a compensating balance of $150,000 was established with the mortgage company.

The operating properties have entered into various contracts for services. The contracts are for a duration of 5 years or less and are on a fee basis as services are rendered. Future commitments on fixed cost contracts and leases are as follows:

                Year                                           Amount
                ----                                           ------

                1997                                       $     16,144
                1998                                             11,199
                1999                                              9,394
                2000                                              8,786
                2001                                              3,432
                                                            -----------
                                                           $     48,955
                                                            ===========

7.  CASH DISTRIBUTIONS:
    ------------------

Net operating income, if distributed as determined by the General Partner at its sole discretion, is to be distributed 99% to the BUC holders and 1% to RLC until the BUC holders receive distributions equal to a cumulative noncompounded annual return of 11% on their adjusted capital contributions. Thereafter, remaining net operating income is distributed 90% to the BUC holders and 10% to RLC.

The second amended Partnership Agreement allows the general partner sole discretion in determining cash distributions. Prior to this amendment, cash distributions were to be paid within 45 days of each calendar quarter. There were no distributions for 1996 and 1995. It is the general partner's intention to use current and future cash reserves to acquire additional properties and to expand operations of currently owned properties.

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

8. INCOME TAXES:
   ------------

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

                                                                            For the Year Ended December 31,

                                                                     1996                     1995
                                                            -------------            -------------
Net income per
         Statement of income                                 $  3,105,703            $   1,630,669
         (Decrease) increase in vacation expense                     (715)                  10,766
         accrual
         Non-deductible bad debt expense                           23,370                   55,403
         Other non-deductible expenses                              1,250                    1,253
         Increase in workers compensation accrual                     120                    2,463
         Excess of book over tax depreciation                     101,069                  347,376
         Investment income accounted for under                   (603,147)                       0
         the equity method for book and not tax

         Tax adjustment on sale of properties                     268,068                        0
         Income from joint ventures                               181,660                   51,970
                                                              -----------              -----------

                  Tax income                                 $  3,077,378             $  2,099,900
                                                              ===========              ===========

The tax basis of the Partner's capital accounts are as follows:

                                                                 For the Year Ended December 31

                                                                     1996                                  1995
                                                            -------------                         -------------

General Partner                                             $        19,024                       $        (11,602)
BUC Holders                                                      22,285,615                             20,515,980
                                                            -------------------                   -------------------
                                                            $    22,304,639                       $     20,504,378
                                                            ===================                   ===================


The basis of property and equipment, net of accumulated depreciation, for Federal income tax purposes was $13,504,827 and $18,192,768 at December 31, 1996 and 1995, respectively.

In the event the Partnership is taxed as a corporation because it is "publicly traded" under Section 7704 of the Internal Revenue Code of 1986, then the Partnership would be taxed at corporate rates on all of its taxable income and distributions to the BUC holders would be treated as fully taxable dividends to the extent of current and accumulated earnings and profits, while distributions in excess of current and accumulated earnings and profits would be treated as the nontaxable return of capital to the extent of each BUC holder's basis in the BUCs. Partnership management does not believe the Partnership will be taxed as "publicly traded" for fiscal 1996 based on its interpretation of Section 7704 and no provision for income taxes has been reflected in the accompanying consolidated statements of income. No ruling has been requested from the Internal Revenue Service regarding this matter and there can be no certainty as to the ultimate outcome of this matter at this time.

9. TRANSACTIONS WITH RELATED PARTIES:
   ---------------------------------

In accordance with the partnership agreement, the general partner, RLC does not receive any fees from the Partnership but may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership. All projects are managed by affiliates of RLC. Partnership expenses incurred by RLC and affiliates, which were reimbursed and expensed by the Partnership for the years ended December 31, 1996 and 1995, were $332,438 and $430,329, respectively. Management fees reimbursed and expensed by the Partnership to an affiliate of RLC for the years ended December 31, 1996 and 1995 were $ 987,104 and $986,877, respectively.

All property employees are paid by an affiliate of RLC. Reimbursed gross payroll and health insurance premiums, which were expensed by the Partnership in 1996 and 1995, were $5,254,495 and $5,213,246, respectively.

Amounts due RLC and affiliates at December 31 are as follows:

                                      1996                        1995
                                  -------------               -------------

Payroll and health  insurance     $    218,905                 $ 213,239
Overhead reimbursement                  29,781                    38,817
Management fees                          3,494                      (269)
                                   -----------                  --------
                                  $    252,180                 $ 251,787
                                   ===========                  ========


In 1995, an affiliate of RLC received a 2% financing fee of $110,000 in connection with increasing the Partnership's mortgage loan commitment.

In connection with the extension of the Silver Lakes mortgage, an affiliate of RLC received $40,453 and $20,830 in 1996 and 1995, respectively, as a financing fee.

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

In April 1996, an affiliate of RLC recognized a $878,592 gain on the Partnership's purchase of HealthCare Properties, L.P. limited partnership interests. (See Note 10.)

Upon sale of The Silver Lakes and Lakeridge Apartments in November, 1996 an affiliate of RLC received a $79,883 brokerage fee.

In addition, a 50% partner in RLC is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts.

The general partner and managing agent of HealthCare Properties, L.P. and NHP Retirement Housing Partners I, L.P. is an affiliate of RLC. (See Note 10.)

10.      ACQUISITION AND DISPOSITION OF INVESTMENTS:
         ------------------------------------------

During 1996 and 1995, the Partnership made various purchases of limited partnership interests in HealthCare Properties, L.P. During 1996 and 1995, the Partnership paid $3,200,685 and $308,825, respectively, for partnership interests in HealthCare Properties, L.P. As of December 31, 1996, the Partnership has cumulatively paid $3,509,510 for a 31% ownership in HealthCare Properties, L.P., which owns a portfolio of 8 nursing home facilities.

In the second quarter of 1996, 9.36% in limited partnership interests in HealthCare Properties, L.P. was purchased from Capital Realty Group Senior Housing, Inc. (CRGSH), an affiliate of RLC, who had acquired the interests in 1993. The Partnership paid $1,269,077 to such affiliate, who recognized a $878,592 gain on the transaction. Because of this purchase, the Partnership exceeded 20% ownership and changed its method of accounting from the cost method to the equity method. The change resulted in recognizing $3,519,315 of deferred income for the difference between cost and the underlying equity in HealthCare Properties, L.P, which is being amortized over 20 years. The fair value of the Partnership's investment in HealthCare Properties, L.P. is $5,171,626 at December 31, 1996.

Summary financial information regarding financial position and results of operations of HealthCare Properties, L.P. as of December 31 and for the years then ended, is summarized below.

                                                                              1996                             1995
                                                                     ------------------               -------------

Cash                                                                 $        8,995,455               $   7,606,857
Property and equipment, net                                                  22,112,619                  25,251,255
Other assets                                                                  1,379,473                     954,174
                                                                     ------------------              --------------
Total assets                                                         $        32,487,547              $  33,812,286
                                                                     ===================              =============

Liabilities                                                          $        1,115,508               $   1,609,403
Mortgage loans                                                                7,207,414                   9,775,601
Equity                                                                        24,164,625                 22,427,282
                                                                     -------------------              -------------
Total liabilities and equity                                         $        32,487,547              $  33,812,286
                                                                     ===================              =============

Net revenue                                                          $        8,047,721               $   7,181,604
                                                                     ==================               =============
Net income                                                           $        1,737,343               $   1,250,333
                                                                     ==================               =============

During 1996 and 1995, the Partnership made various purchases of outstanding Pension Notes of NHP Retirement Housing Partners I L.P. During 1996 and 1995, the Partnership paid $199,158 and $587,580, respectively, for purchases of Pension Notes. As of December 31, 1996, the Partnership has cumulatively paid $786,738 for a 4.2% ownership of outstanding Pension Notes of NHP Retirement Housing Partners I L.P. NHP Retirement Housing Partners I L.P. owns a portfolio of 5 independent living retirement facilities. The Pension Notes bear simple interest at 13% per annum. Interest of 7% is paid quarterly, with the remaining 6% interest deferred. Deferred interest and principal matures on December 31, 2001. The Partnership is not accruing the deferred interest on the Pension Notes due to uncertainties regarding their ultimate realization. The ultimate realization of the Pension Notes is expected to be based primarily upon the value of the underlying properties. During 1996, the Partnership paid $1,364 for a 3.1% ownership of limited partnership interests in NHP Retirement Housing Partners I, L.P.

The Partnership accounts for the investments in NHP Retirement Housing Partners I, L.P. (NHP) at cost and classifies them as held to maturity. The fair value of the investments in NHP is $1,177,150 at December 31, 1996.

Subsequent to year end and through March 27, 1997, the Partnership is committed to purchase approximately $1,336,630 for an additional investment in HealthCare Properties, L. P. interests and has disbursed $7,868,820 for an additional investment in Pension Notes of NHP Retirement Housing Partners I, L.P. These purchases bring the Partnership's ownership of HealthCare Properties, L.P. interests to 37.5% and 25.3% for NHP Retirement Housing I, L.P. Pension Notes.

11.      REPURCHASE OF BENEFICIAL UNIT CERTIFICATES
         ------------------------------------------

The Partnership purchased 91,854 beneficial unit certificates for $1,262,355 during 1996, at an average cost of $13.74 per unit.

                                                    EXHIBIT LIST
                                                                                                         Page Nos.
                                                                                                         In This
Exhibit    Description                                                                                   Filing
-------    -------------------------------------------------                                             ------


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

10-N Management Agreement Dated September 11, 1991, between Capital Realty Group
     Senior Housing, Inc. and Retirement Partnership, Ltd. for the property management services relating to The Harrison Retirement Community, filed as
     Exhibit 10-N to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

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

10-AAAssignment of Limited Partnership  Interest and Second Amendment to Limited
     Partnership  Agreement  of Beck  Properties  Trophy  Club,  L.P.,  filed as
     Exhibit 10-AA to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference.

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

99   HealthCare Properties, L.P. financial statements at December 31, 1996.

*  Filed herewith.

                                   SIGNATURES
                                   ----------

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


                 CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                 By:  RETIREMENT LIVING COMMUNITIES
                       General Partner

                          By:  CAPITAL RETIREMENT GROUP, INC.
                               General Partner


                                By:  /s/ James A. Stroud
                                   ------------------------------------------
                                     James A. Stroud, Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James A. Stroud
-----------------------------               Chief Operating Officer                  March 31, 1997
James A. Stroud                             and Director (Chief financial
                                            and accounting officer)


/s/ Jeffrey L. Beck
-----------------------------               Chief Executive Officer                  March 31, 1997
Jeffrey L. Beck


                              LIST OF SUBSIDIARIES



1.      Retirement Partnership, Ltd., a Delaware Limited Partnership, 99% owned.

2.     HealthCare Properties, L.P., a Delaware Limited Partnership, 37.5% owned.

                              List of Subsidiaries
                                  (Exhibit 21)

        Assignment of Limited Partnership Interest and Second Amendment to Limited Partnership Agreement of Beck Properties Trophy Club, L.P. (Exhibit 10-AA)

                                   Exhibit 99


                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994


                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Partners
HealthCare Properties, L.P.:


We have audited the accompanying consolidated balance sheets of HealthCare Properties, L.P. and subsidiaries (a Delaware limited partnership) as of
December  31,  1996  and  1995,  and  the  related  consolidated  statements  of operations, partnership equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthCare Properties, L.P. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                          KPMG Peat Marwick LLP



Dallas, Texas
February 7, 1997, except as to the fifth paragraph of note 4, which is as of March 21, 1997

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995

                                    Assets                                        1996                1995
                                    ------                                        ----                ----

Cash and cash equivalents                                                   $   8,995,455        7,606,857

Accounts receivable, less allowance for doubtful accounts of
    of $4,225,811 in 1996 and $3,489,937 in 1995 (notes 6 and 9)                  794,234          210,409

Prepaid expenses                                                                   85,295          129,714

Property and improvements, net (notes 3, 4 and 5)                              22,112,619       25,251,255

Deferred charges, less accumulated amortization of $765,409 in
    1996 and $734,146 in 1995                                                     499,944          614,051
    ----     --------    ----                                                  ----------       ----------
                                                                               32,487,547       33,812,286

                      Liabilities and Partnership Equity

Accounts payable and accrued expenses (note 4)                                 $1,004,204        1,526,209

Operating facility accounts payable                                               211,304           83,194

Mortgage loans payable - in default (note 4)                                            -        2,068,539

Mortgage loans payable (note 4)                                                 7,207,414        7,707,062
                             -                                                  ---------        ---------
                                                                                8,422,922       11,385,004
                                                                                ---------       ----------

Partnership equity (deficit):
     Limited partners (4,172,457 units)                                        24,058,684       22,449,617
     General partner                                                                5,941          (22,335)
                                                                                ---------       ----------
                                                                               24,064,625       22,427,282
Commitments and contingencies (note 4)
                                                                               ----------       ----------
                                                                              $32,487,547      $33,812,286
                                                                              ===========      ===========
See accompanying notes to consolidated financial statements.



                                   HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                         (A Delaware Limited Partnership)

                                       Consolidated Statements of Operations

                                   Years ended December 31, 1996, 1995 and 1994

                                                                  1996              1995               1994
                                                                  ----              ----               ----
Revenues (notes 5, 6 and 9):
    Net patient service                                         $ 2,969,991       3,268,800         6,698,751
    Rental                                                        4,590,113       5,100,085         5,296,655
    Other income                                                          -          50,139           579,075
                                                                  ---------       ---------         ---------
                                                                  7,560,104       8,419,024        12,574,481
Expenses:                                                         ---------       ---------        ----------
    Facility operating expenses                                   2,727,909       3,238,004         6,597,068
    Depreciation                                                  1,418,293       1,721,605         1,911,876
    Fees to affiliates (note 7)                                   1,275,833       1,279,428         1,581,765
    Bad debts                                                       875,143       1,585,555           919,737
    Lease default expenses                                          114,523         286,108           453,140
    Administrative and other                                        192,385         114,625           222,055
                                                                    -------         -------           -------
                                                                  6,604,086       8,225,325        11,685,641
                                                                  ---------       ---------        ----------
                Income from operations                              956,018         193,699           888,840
                                                                    -------         -------           -------

Other income (expense):
    Interest income                                                 239,215         185,650           102,511
    Interest expense                                               (784,092)     (1,324,845)       (1,645,647)
    Amortization                                                   (114,107)       (171,265)         (195,782)
    Gain (loss) on disposition of operating
      properties, net (note 3)                                      387,617      (1,237,420)                -
    Loss due to reduction of carrying value of
      operating properties (note 3)                                       -               -         (2,185,381)
                                                                   --------      ----------         ----------
                                                                   (271,367)     (2,547,880)        (3,924,299)
                                                                   --------      ----------         ----------
                Income (loss) before extraordinary item             684,651      (2,354,181)        (3,035,459)
                                                                    -------      ----------         ----------

Extraordinary gain on disposition of
    operating properties (note 3)                                   952,692       3,604,514                  -
                               -                                    -------       ---------        -----------
                Net income (loss)                               $ 1,637,343       1,250,333         (3,035,459)
                                                                -----------       ---------         ----------

Allocation of net income (loss):
    Limited partners                                            $ 1,609,067         960,336         (2,974,750)
    General partners                                                 28,276         289,997            (60,709)
                                                                     ------         -------            -------
                                                                $ 1,637,343       1,250,333         (3,035,459)
                                                                ===========       =========         ==========

Per unit:
    Income (loss) before extraordinary item                     $       .16            (.56)              (.71)
    Extraordinary gain                                                  .23             .79                  -
                                                                        ---             ---                 ---
    Net income (loss)                                           $       .39             .23               (.71)
                                                                ===========             ===               ====
    Distributions                                               $         -               -                  -

Weighted average number of units                                  4,172,457       4,172,457          4,172,457
                                                                  =========       =========          =========

See accompanying notes to consolidated financial statements.

                                   HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                         (A Delaware Limited Partnership)

                                   Consolidated Statements of Partnership Equity

                                   Years ended December 31, 1996, 1995 and 1994



                                                               Limited              General
                                                               Partners             Partner               Total
                                                               --------             -------               -----

Equity at December 31, 1993                              $ 24,464,031             (251,623)            24,212,408

    Net loss                                              (2,974,750)              (60,709)            (3,035,459)
                                                          ----------               -------             ----------
Equity at December 31, 1994                               21,489,281              (312,332)            21,176,949

    Net income                                               960,336               289,997              1,250,333
                                                             -------               -------              ---------
Equity at December 31, 1995                               22,449,617               (22,335)            22,427,282

    Net income                                             1,609,067                28,276              1,637,343
                                                           ---------                ------              ---------
Equity at December 31, 1996                              $24,058,684                 5,941             24,064,625
                                                          ===========                 =====             ==========


See accompanying notes to consolidated financial statements.

                                   HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                         (A Delaware Limited Partnership)
                                       Consolidated Statements of Cash Flows
                                   Years ended December 31, 1996, 1995 and 1994

                                                                        1996           1995             1994
                                                                        ----           ----             ----
Cash flows from operating activities:
    Net income (loss)                                             $ 1,637,343       1,250,333        (3,035,459)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation and amortization                               1,532,400       1,892,870         2,107,658
        Bad debts                                                     875,143       1,585,555           919,737
        (Gain) loss on disposition of operating
          properties, net                                            (387,617)      1,237,420                 -
        Extraordinary gain on disposition of operating
          properties                                                 (952,692)     (3,604,514)                -
        Loss due to reduction of carrying value of
          operating properties                                              -               -         2,185,381
        Changes in assets and liabilities, net of
          effects of property dispositions:
            Accounts receivable                                    (1,458,968)     (1,228,720)         (850,301)
            Prepaid expenses                                           43,647          39,406           (11,473)
            Accounts payable and accrued expenses                     443,384         (89,940)        1,018,878
                                                                      -------         -------         ---------
                  Net cash provided by operating activities         1,732,640       1,082,410         2,334,421
                                                                    ---------       ---------         ---------

Cash flows from investing activities:
    Purchases of property and improvements                            (21,969)           (760)         (514,406)
    Proceeds from sale of property                                  2,246,114       2,958,287                 -
    Cash forfeiture on disposition of property held in
      receivership                                                          -         (67,969)                -
                  Net cash provided by (used in)                    ---------       ----------         --------
                    investing activities                            2,224,145       2,889,558          (514,406)
                                                                    ---------       ---------          --------

Cash flows from financing activities - payments on
    mortgage loans payable                                         (2,568,187)     (1,971,385)         (444,352)
                                                                   ----------      ----------          --------

Net increase in cash and cash equivalents                           1,388,598       2,000,583         1,375,663
Cash and cash equivalents at beginning of year                      7,606,857       5,606,274         4,230,611
                                                                    ---------       ---------         ---------
Cash and cash equivalents at end of year                          $ 8,995,455       7,606,857         5,606,274
                                                                   ----------       ---------         ---------

Cash paid for interest                                            $   716,910         850,747           981,346
                                                                   ==========         =======           =======


See accompanying notes to consolidated financial statements.


                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994


(1)    General
       -------

     HealthCare Properties, L.P., is a Delaware limited partnership established for the purpose of acquiring, leasing and operating existing or newly constructed long-term health care properties. These properties are operated by the Partnership or are leased to qualified operators who provide specialized health care services. Effective July 1, 1993, Capital Realty Group Senior Housing, Inc. (CRG) became the sole general partner of the Partnership. Effective February 1, 1995, Capital Senior Living, Inc.,
     (CSL), an affiliate of CRG became the managing agent for the Partnership replacing CRG, which had been managing agent since July 1, 1992.

     At December 31, 1995, CRG owned approximately 9% of the Partnership's limited partner units. During 1996, Capital Senior Living Communities, L.P.
     (CSLC), an affiliate of CRG, acquired CRG's 9% interest in the Partnership. In addition, CSLC purchased approximately 16% of the limited partner units from unaffiliated limited partners. At December 31, 1996 and 1995, CSLC owned approximately 31% and 6% of the Partnership's limited partner units, respectively.

     The consolidated financial statements as of and for the years ended December 31, 1995 and 1994 include the accounts of the Partnership and its wholly owned subsidiaries, Danville Care, Inc., Foothills Care, Inc., Countryside Care, Inc. and Countryside Care, LP. In addition, the consolidated financial statements as of and for the year ended December 31, 1996 include the accounts of the Partnership's wholly owned subsidiary, Cambridge Nursing Home Limited Liability Company (Cambridge LLC), which began operating Cambridge Nursing Home effective August 1, 1996 (see note
     6). All significant intercompany accounts and transactions have been eliminated in consolidation.

     At December 31, 1996, 1995 and 1994, the status of the Partnership's properties was as follows:

                                                                 1996        1995        1994
                                                                 ----        ----        ----


Operated under bankruptcy and managed by CSL                      -           1           1


Leased to unaffiliated operators on a triple net basis            7           7           8


Operated by subsidiaries of the Partnership and
    managed by CSL                                                1           1           2


Operated and managed under receivership by
    an unaffiliated operator                                      -           -           1
                                                                 --          --           --
                                                                  8           9           12
                                                                  =           =           ==


     During 1996, one of the properties (Countryside) operated by a subsidiary of the Partnership was sold to an unrelated third party. Additionally, during 1996, the operations of the property (Cambridge) previously operated under bankruptcy and managed by CSL were transferred to Cambridge LLC. CSL continues to manage this property (see note 6). During 1995, one of the Partnership's leased properties was sold to an unrelated third party and the deeds for two of the Partnership's operated properties were transferred to the noteholders in lieu of foreclosure (see note 3).

(2)    Summary of Significant Accounting Policies
       ------------------------------------------

     Property and improvements are stated at cost. The Partnership adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996.
     This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The fair value is based on either the expected future cash flows discounted at a rate which varies based on associated risk or an independent third-party appraisal. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Partnership's 1996 financial position or results of operations.

     Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using declining-balance and straight-line methods, as follows: buildings and improvements, 25 to 31 years; furniture, fixtures and equipment, 5 to 10 years.

     The financial statements and federal income tax returns are prepared on the accrual method of accounting and include only those assets and liabilities and results of operations which relate to the business of the Partnership and its wholly owned subsidiaries. No provision has been made for federal and state income taxes since such taxes are the responsibility of the individual partners. Although the Partnership's subsidiaries file federal corporate income tax returns, none of the subsidiaries had significant net income for financial reporting or income tax purposes in 1996, 1995 or 1994. Accordingly, no provision has been made for federal and state income taxes for these subsidiaries in 1996, 1995 or 1994.

     Net income (loss) of the Partnership and taxable income (loss) are generally allocated 98% to the limited partners and 2% to the general partner. The net income of the Partnership from the disposition of a property is allocated (i) to partners with deficit capital accounts on a pro rata basis (ii) to limited partners until they have been paid an amount equal to the amount of their Adjusted Investment (iii) to the limited partners until they have been allocated income equal to their 12% Liquidation Preference, and (iv) thereafter, 80% to the limited partners and 20% to the general partner. The net loss of the Partnership from the disposition of a property is allocated (i) to partners with positive capital accounts on a pro rata basis and (ii) thereafter, 98% to the limited partners and 2% to the general partner. Distributions of available cash flow are generally distributed 98% to the limited partners and 2% to the general partner, until the limited partners have received an annual preferential distribution, as defined. Thereafter, available cash flow is distributed 90% to the limited partners and 10% to the general partner. No distributions were made in 1996, 1995 or 1994.

     Deferred charges primarily represent initial fees and other costs incurred in negotiating leases and mortgage loans payable. These costs are being amortized using the straight-line method over the lives of the related leases or mortgage loans.

     Net patient service revenue is reported at the estimated net realizable amounts due from residents, third-party payors, and others for service rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered. Differences between the estimated amounts accrued and interim and final settlements are reported in operations in the year of settlement.

     The Partnership records accounts receivable for contingent rentals and past due rents only when circumstances indicate a substantial probability of collection. Existing receivables are reserved to the extent collection is deemed doubtful by the Partnership's management. Deductions to the allowance for doubtful accounts were $45,682, $29,953 and $32,426 for 1996, 1995 and 1994, respectively.

     The Partnership classifies all highly liquid investments with original maturities of three months or less as cash equivalents.

     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements. Actual results could differ from those estimates.

(3)    Property and Improvements
       -------------------------
       Property and improvements consist of:

                                                                               December 31

                                                                          1996               1995

Land                                                              $   3,145,803            3,570,802
Buildings and improvements                                           31,397,383           34,467,946
Furniture, fixtures and equipment                                     1,603,965            1,851,124
                                                                      ---------            ---------
                                                                     36,147,151           39,889,872
Allowance for reduction in carrying value of
     operating properties                                            (2,185,381)          (3,026,898)
                                                                     ----------           ----------
                                                                     33,961,770           36,862,974
Less accumulated depreciation                                        11,849,151           11,611,719
                                                                     ----------           ----------
                                                                   $ 22,112,619           25,251,255
                                                                   ============           ==========

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements


       The following property dispositions occurred during 1996 and 1995:

                                  Net property      Mortgage
                                      and             loans                           Net        Net gain on
                                  improvements       payable         Other         proceeds      disposition
                                  ------------       -------         -----         --------      -----------
1996:
-----
    Sale of Countryside
       on May 1, 1996           $ 1,742,401      (2,068,539)       (987,804)       (26,367)      1,340,309
                                ===========      ==========        ========        =======       =========

1995:
    Sale of Heritage
       Manor on July 5,
       1995                     $ 2,530,645      (1,500,000)         63,857     (1,458,287)        363,785
    Deed transferred to
       noteholder in
       lieu of fore-
       closure:
         Foothills                2,122,178      (2,360,895)       (872,587)            -        1,111,304
         Diablo/Tamarack          2,071,334      (2,160,787)       (802,552)            -          892,005
                                  ---------      ----------        --------     ----------       ---------
                                $ 6,724,157      (6,021,682)     (1,611,282)    (1,458,287)      2,367,094
                                ===========      ==========      ==========     ==========       =========

     "Other" consists primarily of disposition costs, accrued interest payable and deferred charges (prepaid loan fees).

     The Countryside property was sold to an unrelated third-party investor on May 1, 1996 for $2,246,114. The resulting net gain is comprised of (1) an ordinary gain of $387,617 representing the difference between the carrying value of the property and the sales proceeds and (2) an extraordinary gain of $952,692 representing the difference between the agreed-upon cash settlement with the lender and the mortgage loan payable including accrued interest payable.

     The Heritage Manor property was sold on July 5, 1995 to an unrelated third-party investor for $3,075,000. With the proceeds, the Partnership paid the $1,500,000 mortgage loan balance. The resulting net gain of $363,785 represents the difference between the carrying value of the property and the sales proceeds.

     The deed to the Diablo/Tamarack property was transferred to the noteholder in lieu of foreclosure on July 31, 1995. The resulting net gain is comprised of (1) an ordinary loss of $686,770 representing the difference between the carrying value and the fair value of the property and, (2) an extraordinary gain of $1,578,775 representing the difference between the fair value of the property, and the mortgage loan payable including accrued interest payable.


                                                      (Continued)

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements


       Effective December 1, 1994, the Foothills property was placed in receivership. The deed to the property was subsequently transferred to the noteholder in lieu of foreclosure on JulyE19, 1995. The resulting net gain is comprised of (1) an ordinary loss of $914,435, representing the difference between the carrying value and the fair value of the property and, (2) an extraordinary gain of $2,025,739 representing the difference between the fair value of the property, and the mortgage loan payable including accrued interest payable.

       In 1994, management concluded that the carrying value of its Cambridge property exceeded its estimated fair value. As a result, in the fourth quarter of 1994, this property, which had been carried at $4,185,381, was written down to $2,000,000.

Combined   operating   results  for  Cambridge,   Foothills,   Countryside   and
Diablo/Tamarack follows:

                                                  1996                 1995               1994
                                                  ----                 ----               ----

Net patient service revenue                   $ 2,969,991          3,268,800           6,698,751
                                              -----------          ---------           ---------

Facility operating expenses                     2,727,909          3,238,004           6,597,068
Depreciation                                      248,134            275,815             369,401
Fees to affiliates                                261,517            319,454             650,740
Bad debts                                          79,682            325,921              52,263
Lease default expenses                             35,923            120,258              81,014
                                                3,353,165          4,279,452           7,750,486
                                                ---------          ---------           ---------
Loss from operations                          $  (383,174)        (1,010,652)         (1,051,735)
                                              -----------         ----------          ----------
Interest expense                              $    67,181            457,691             664,306
                                              ===========            =======             =======

       1996 operating results consist of amounts at the Cambridge facility from August 1, 1996 through December 31, 1996 and at the Countryside facility from January 1, 1996 through April 30, 1996. Operating results consist of amounts at the Countryside facility for the year ended DecemberE31, 1995 and at the Diablo/Tamarack facility from January 1, 1995 through July 31, 1995. 1994 operating results consist of amounts at the Countryside and Diablo/Tamarack facilities for the year ended DecemberE31, 1994 and at the Foothills facility from January 1, 1994 through November 30, 1994.

(4)    Mortgage Loans Payable
       ----------------------
Mortgage loans payable consist of the following:

                                                                    1996                1995
                                                                    ----                ----


Mortgage loans payable - in default (note 3)                      $         -        2,068,539

Mortgage loans payable                                              7,207,414        7,707,062
                                                                    ---------        ---------

                  Total mortgage loans payable                    $ 7,207,414         9,775,601
                                                                  ===========         =========


Mortgage loans payable (including $5,865,555 and $6,333,183 due to banks at December 31, 1996 and 1995), bear interest ranging from 6.6% to 10.75% at December 31, 1996 and 6.8% to 10.75% at December 31, 1995. These notes are payable in monthly installments of $101,092 at December 31, 1996 and $94,618 at December 31, 1995, including interest. The notes are secured by properties with net book values aggregating $13,246,635 and $14,004,632 at December 31, 1996 and 1995, respectively. The notes range in maturity from 1997 to 2012.

Mortgage loans payable - in default, consisted of one loan at December 31, 1995, secured by the Countryside property. In 1996, the note secured by the Countryside property was extinguished in connection with the disposition of the property securing the note (see note 3). The note was secured by property with net book value aggregating $1,779,852 at December 31, 1995. The note was in default at December 31, 1995 because of the Partnership's failure to make required debt service payments when due and because of the failure of the former lessee to pay required property taxes to the taxing authorities.

The Partnership had one mortgage loan aggregating $1,062,237 at DecemberE31, 1995 that was in default as a result of not meeting a debt coverage ratio, as defined. Despite this default, the lender waived this ratio requirement through January 1, 1997. At December 31, 1996, the Partnership met the debt coverage ratio. Accordingly, this loan balance is classified as "mortgage loans payable" in the accompanying consolidated balance sheets.

Accrued interest payable related to mortgage loans payable - in default aggregated $766,972 at December 31, 1995.

The Partnership leases four of its properties under a master lease (see note 6). The rentals under the master lease provide additional security for two notes payable used to finance two of the master lease properties. Both of these notes were callable by the lenders at any time between January 1, 1993 and November 30, 1995; however, the lenders agreed not to exercise their call rights prior to maturity on January 31, 1996 as long as the Partnership remained in compliance with the loan agreements. One of the lenders agreed to extend the maturity date of its note to December 1, 2001, pending completion of final loan documents. On March 21, 1997, the other lender agreed not to exercise its call rights until June 30, 1997. The Partnership is currently negotiating the extension of the note until December 1, 2001.

Presented below is a summary of required principal payments on mortgage loans payable. The note callable on June 30, 1997 is included in amounts due currently.


1997                                                               $ 2,568,389
1998                                                                   355,176
1999                                                                   385,309
2000                                                                   273,807
2001                                                                   178,193
2002 and thereafter                                                  3,446,540
                                                                     ---------
                                                                   $ 7,207,414
                                                                   ===========



                                                      (Continued)

          HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                (A Delaware Limited Partnership)

           Notes to Consolidated Financial Statements


(5)    Leases
       ------

The Partnership leases its property and equipment to tenants under noncancelable operating leases. The lease terms range from 9 to 12 years with options to renew for additional five-year terms and options to purchase the leased property at the current fair market value at the end of the initial lease term. The leases generally provide for contingent rentals based on the performance of the property. Contingent rentals aggregated $192,325, $165,042 and $173,541 in 1996, 1995 and 1994, respectively.

Minimum rentals for the next three years for leases not in default are $3,971,328 per year, subject to change based on changes in interest rates. Minimum rentals are $3,761,262 and $2,858,619 for the years 2000 and 2001. There are no minimum rentals thereafter. Property and improvements less accumulated depreciation attributable to such rentals, amounted to $20,502,517 and $21,671,891 at December 31, 1996 and 1995, respectively.

(6)    Lease Defaults
       --------------

NCA Cambridge, Inc., the lessee of the Partnership's Cambridge Nursing Home (Cambridge) property, petitioned for Chapter 11 bankruptcy protection in 1992. In May 1993, CRG began operating Cambridge under the control of the bankruptcy court pursuant to a settlement agreement with the lessee; however, the results of operations of this property have not been included in the Partnership's consolidated statements of operations for the two years ended December 31, 1995 and from the period January 1, 1996 through July 31, 1996. On August 1, 1996, in accordance with the approval of the bankruptcy court, the operations of Cambridge were transferred to Cambridge LLC, a subsidiary of the Partnership, effectively removing the operations of the property from the jurisdiction of the bankruptcy court. Accordingly, the results of operations of Cambridge are included in the 1996 consolidated statements of operations for the period August 1, 1996 through December 31, 1996.

In connection with this property, the lessee was overpaid for services to Medicaid patients during the period the lessee operated the property. Based on certain interpretations of state regulations, the Partnership could have been liable for approximately $1,400,000 in connection with the recovery of these Medicaid overpayments. During 1995, the Partnership entered into a settlement agreement with the state of Massachusetts, approved by the bankruptcy court, whereby the $1,400,000 became a general, unsecured claim of the bankruptcy estate of NCA Cambridge, Inc., which will be settled through bankruptcy court proceedings. Additionally, as part of the settlement agreement with the state, the Partnership agreed to loan NCA Cambridge, Inc. $590,000 to pay outstanding real property taxes due on the Cambridge property. The Partnership fully reserved for this receivable in 1995.

Four of the Partnership's properties are subject to a master lease with a single operator, HealthSouth Rehabilitation Corp. (HealthSouth). This master lease, as amended, contains a nine-year renewal option and provides for contingent rentals equal to 4% of the revenue differential, as defined, effective January 30, 1997.

During 1994, HealthSouth closed the Partnership's Sandybrook facility. In February 1997, HealthSouth closed the Cedarbrook facility. Despite these closures, HealthSouth has continued making its full lease payments under the terms of the master lease.

Delinquent rentals fully reserved by the Partnership as a result of lease defaults approximated $393,000 in 1996 and $674,000 in 1995 and 1994.

Other income in 1994 primarily consists of $560,000 in recovered  administrative
expenses  owed  the  Partnership   from  the  former  operator  of  two  of  the
Partnership's properties.

(7)    Related Party Transactions
       --------------------------

Approximate fees paid to the general partner and affiliates of the general partner are as follows:

                                                   1996              1995               1994
                                                   ----              ----               ----

Asset management fees                        $    740,000           712,000          731,000
Property management fees                          208,000           252,000          472,000
Administrative and other expenses                 256,000           235,000          266,000
General partner management fees                    72,000            80,000          113,000
                                                   ------            ------          -------
                                              $ 1,276,000         1,279,000        1,582,000
                                              ===========         =========        =========

       A 50% partner in CRG is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts.

       In connection with the sale of Countryside in 1996, the general partner was paid fees aggregating $66,000. In connection with the sale of Heritage Manor in 1995, the general partner was paid fees aggregating $92,250.

(8)    Income Taxes
       -----------

       Reconciliation of financial statement basis partners' equity to federal income tax basis partners' equity is as follows:

                                                                   Years ended December 31
                                                                   -----------------------

                                                             1996                1995               1994
                                                             ----                ----               ----
Total partners' equity - financial statement
   basis                                              $ 24,064,625         22,427,282         21,176,949
Current year tax basis net earnings
   over (under) financial statement basis                (684,329)         (2,942,675)         2,552,427
Cumulative tax basis net earnings over
   financial statement basis                            5,136,578           8,079,253          5,526,826
                                                        ---------           ---------          ---------
Total partners' equity - federal income
   tax basis                                          $28,516,874          27,563,860         29,256,202
                                                      ===========          ==========         ==========



                                                      (Continued)

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements


Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

(9)    Business and Credit Concentrations
       ----------------------------------

The Partnership's eight facilities are located in the southeastern United States, Texas, Indiana and Massachusetts. The four facilities operated by HealthSouth (note 6) are located in the southeastern United States and accounted for approximately $2,367,000 (31%), $2,367,000 (28%) and $2,292,000 (18%) of
Partnership revenues in 1996, 1995 and 1994, respectively. One property leased to an unaffiliated operator accounted for approximately $1,023,716 (14%) and $977,000 (12%) of Partnership revenues in 1996 and 1995, respectively.

The Partnership also derives revenue from Medicaid programs funded by the states of Colorado, California, Michigan and Massachusetts. The Partnership derived 14% of its revenues from the Colorado state program during 1994 and 15% and 11% of its revenues from the Michigan state program in 1995 and 1994, respectively. The Partnership derived 15% of its revenues from the state program in Massachusetts in 1996.

Receivables due from state Medicaid programs aggregated $438,350 and $116,933 at December 31, 1996 and 1995, respectively.

The Partnership does not require collateral or other security to support financial instruments subject to credit risk.

(10)   Fair Value of Financial Instruments
       -----------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments presented below.

(a)    Cash and Cash Equivalents, Receivables and Payables
      ----------------------------------------------------

     The carrying amount approximates fair value because of the short maturity of these instruments.

 (b)   Mortgage Loans Payable
       ----------------------

     The fair value of the Partnership's mortgage loans payable is calculated by discounting scheduled cash flows through maturity using discount rates that are currently available to the Partnership on other borrowings with similar risk and maturities. Issuance costs and other expenses that would be incurred in an actual borrowing are not reflected in this amount.


                                           Carrying value         Fair value
                                           --------------         ----------
Mortgage loans payable                       $ 7,207,414          7,436,177
                                             ===========          =========