Form 10QSB
period 1997-03-31
CAPITAL SENIOR LIVING COMMUNITIES L P
filed 1997-05-14
CIK 789283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997
[ ]  Transition report  under Section 13 or 15(d)  of the  Exchange Act  for the
     transition period     From____________to______________

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

     Transitional Small Business Disclosure Format     Yes         No  X

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CAPITAL SENIOR LIVING COMMUNITIES, LP

                           CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996


                                                                           March 31,                 December 31,
                                                                             1997                        1996
                                                                          (Unaudited)                  (Audited)
                                                                          -----------                  ---------
ASSET

PROPERTY AND EQUIPMENT, Net                                             $  12,615,781              $  12,576,523

OTHER ASSETS:
   Cash and cash equivalents                                                2,837,488                 10,463,887
   Cash, restricted                                                           206,376                    206,376
   Accounts receivable, net of allowance for doubtful accounts
     of $164,822 in 1997 and $164,822 in 1996                                 405,983                    373,163
   Prepaid expenses and other                                                  46,281                     92,302
   Deferred charges, less accumulated amortization
     of $343,745 in 1997 and $311,938 in 1996                                 169,634                    201,440
   Investment in limited partnerships (Note 4)                             16,421,212                  8,275,920
                                                                           ----------                  ---------

         Total assets                                                   $  32,702,755                 32,189,611
                                                                           ==========                 ==========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

   Accrued expenses and other liabilities                               $   1,425,786               $  1,303,833
   Customer deposits                                                          255,863                    248,458
                                                                         ------------                -----------

         Total liabilities                                                  1,681,649                  1,552,291
                                                                           ----------                 ----------

DEFERRED INCOME (Note 4)                                                    3,382,446                  3,400,684

PARTNERS' CAPITAL:
   General partner                                                             79,842                     72,526
   Limited partner                                                                  1                          1
      Beneficial unit certificates, 1,264,000
           issued and 1,151,426 outstanding                                29,150,792                 28,426,464
      Repurchased beneficial unit certificates                             (1,591,975)                (1,262,355)
                                                                           ----------                 ----------

         Total partners' capital                                           27,638,660                 27,236,636
                                                                           ----------                 ----------

         Total liabilities and partners' capital                         $ 32,702,755               $ 32,189,611
                                                                           ==========                 ==========

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)



                                                                                  Three Months ended March 31,
                                                                               1997                          1996
                                                                               ----                          ----

RENTAL AND OTHER INCOME
   Multi-family                                                      $              0             $        323,750
   Independent                                                              1,847,313                    1,796,430
   Assisted Living                                                            430,412                      406,748
   Nursing                                                                  1,204,606                    1,210,624
   Other                                                                      240,195                      216,489
                                                                     ----------------             ----------------
                                                                            3,722,526                    3,954,041

INTEREST INCOME                                                                64,445                      105,798

INCOME ON INVESTMENTS                                                         159,294                       25,523
                                                                     ----------------             ----------------

         Total income                                                       3,946,265                    4,085,362
                                                                     ----------------             ----------------
EXPENSES:
   Salaries, wages and benefits                                             1,425,780                    1,455,783
   Operating and other administrative expenses                              1,593,625                    1,659,433
   Depreciation and amortization                                              195,216                      407,461
                                                                     ----------------             ----------------

         Total expenses                                                     3,214,621                    3,522,677
                                                                     ----------------             ----------------

NET INCOME                                                           $        731,644             $        562,685
                                                                     ================             ================
NET INCOME ALLOCATION:
   General partner                                                   $          7,316             $          5,627
   Beneficial unit certificate holders                                        724,328                      557,058
                                                                     ----------------             ----------------

         Total                                                       $        731,644             $        562,685
                                                                     ================             ================
NET INCOME PER BENEFICIAL UNIT
   CERTIFICATE                                                       $            .63             $            .44
                                                                     ================             ================
OUTSTANDING BENEFICIAL UNIT
   CERTIFICATES                                                             1,151,426                    1,264,000
                                                                     ================             ================

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)


                                               Beneficial        Repurchased
                                                  Unit           Beneficial            Limited           General
                                              Certificates    Unit Certificates        Partner           Partner             Total
                                              ------------    -----------------        -------           -------             -----

BALANCE, December 31, 1996                 $   28,426,464       $  (1,262,355)         $     1         $    72,526     $ 27,236,636

         Net Income                               724,328                   -                -               7,316          731,644

         Repurchased Beneficial Unit
             Certificates                               -            (329,620)               -                   -         (329,620)
                                            -------------        ------------           ------          ----------      -----------

BALANCE, March 31, 1997                    $   29,150,792       $  (1,591,975)               1              79,842       27,638,660
                                            =============        ============           ======          ==========      ===========

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                                              For the Three Months
                                                                                Ended March 31,
                                                                         1997                     1996
                                                                         ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $    731,644             $    562,685
   Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
         Depreciation                                                 163,410                  368,871
         Amortization of deferred financing charges                    31,806                   38,590
         Provision for bad debt                                             0                   15,000
         Amortization of deferred income                              (44,864)                       0
                                                                     (110,230)                       0
         Changes in assets and liabilities,
                  net of effects of acquisitions:
                  Accounts receivable                                 (32,820)                  31,999
                  Prepaid expenses and other                           46,021                   22,700
                  Accrued expenses and other liabilities              121,953                   41,089
                  Customer Deposits                                     7,405                    7,812
                                                                      -------                ---------
                           NET CASH PROVIDED BY
                              OPERATING ACTIVITIES                    914,325                1,088,746
                                                                      -------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                               (202,668)                 (93,229)
   Investments in limited partnerships                             (8,008,436)                (625,664)
                                                                   ----------                 --------
                           NET CASH USED IN
                              INVESTING ACTIVITIES                 (8,211,104)                (718,893)
                                                                   ----------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                                                0                  (12,320)
   Deferred charges                                                         0                  (20,352)
   Repurchase of beneficial unit certificates                        (329,620)                       0
                                                                      -------                ---------
                           NET CASH USED IN
                               FINANCING ACTIVITIES                  (329,620)                 (32,672)
                                                                      --------               ---------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                (7,626,399)                 337,181

CASH AND CASH EQUIVALENTS, Beginning of Period                     10,463,887                9,743,330
                                                                   ----------                ---------

CASH AND CASH EQUIVALENTS, End of Period                         $  2,837,488             $ 10,080,511
                                                                    =========               ==========

                    CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principals of Consolidation

The accompanying consolidated balance sheet, as of March 31, 1997, includes the accounts of the Partnership and its 99%-owned subsidiary, Retirement Partnership, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The 1% minority interest in Retirement Partnership, Ltd. is not presented separately due to its immateriality.

The financial information has been prepared in accordance with the Partnership's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto included in the Partnership's annual report filed in Form 10-KSB for the year ended December 31, 1996.

Property and Equipment

The Partnership provides for depreciation and amortization on property and equipment using the straight-line method by charges to operations in amounts to allocate the cost of the property and equipment over their estimated useful lives.

The carrying value of property and equipment is reviewed if the facts and circumstances suggest that it may be impaired. As of March 31, 1997, no reserve for impaired value has been provided.

Cash Equivalents

The Partnership considers investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

Revenue from the four retirement living communities is recognized in the period in which the unit rental and/or food services relate.

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

2.   COMMITMENTS AND CONTINGENCIES:

The  Partnership  had $56,376 in  certificates  of deposit at March 31, 1997 and
December  31,  1996   respectively,   restricted  for  utility   deposits.   The
certificates of deposit mature one year from the original purchase date.

In conjunction with the Partnership's increased mortgage loan commitment on June 30, 1995 (see LIQUIDITY AND CAPITAL RESOURCES), a compensating balance of $150,000 was established with the mortgage company.

3.   TRANSACTIONS WITH RELATED PARTIES:

In accordance with the Partnership Agreement, the general partner, Retirement Living Communities, L.P. ("RLC"), does not receive any fees from the Partnership but may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership. In addition, an affiliate of RLC is managing the assets of the Partnership. Partnership expenses incurred by RLC and affiliates, which were expensed by the Partnership for the first fiscal quarter ended March 31, 1997 and 1996, were approximately $105,357 and $86,930, respectively. Management fees reimbursed and expensed by the Partnership to RLC and affiliates for the first fiscal quarter ended March 31, 1997 and 1996, were approximately $241,928 and $250,338, respectively.

In addition, the Partnership has no employees. An affiliate of RLC makes gross payroll deposits and health insurance premium payments on behalf of the properties owned by the Partnership, which are reimbursed by the Partnership, and is required to fund any excess health insurance claims not covered by the Partnership's health premiums or related insurance policy. Reimbursed gross payroll deposits and health insurance premiums, which were expensed by the Partnership during the first fiscal quarter of 1997 and 1996, were approximately $1,322,908 and $1,359,574, respectively.

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

The general partner and managing agent of HealthCare Properties, L.P. and NHP Retirement Housing Partners I, L.P. is an affiliate of RLC. See Note 4.

4.   ACQUISITION OF INVESTMENTS

During 1997, 1996 and 1995, the Partnership made various purchases of limited partnership interests in HealthCare Properties, L.P. During 1997, 1996 and 1995, the Partnership paid $135,366, $3,200,685 and $308,825, respectively, for partnership interests in HealthCare Properties, L.P. As of March 31, 1997, the Partnership has cumulatively paid $3,644,876 for a 31.8% ownership in HealthCare Properties, L.P., which owns a portfolio of 8 nursing home facilities.

In the second quarter of 1996, 9.36% in limited partnership interests in HealthCare Properties, L.P. was purchased from Capital Realty Group Senior Housing, Inc. (CRGSH), an affiliate of RLC, who had acquired the interests in 1993. The Partnership paid $1,269,077 to such affiliate, who recognized a $878,592 gain on the transaction. Because of this purchase, the Partnership exceeded 20% ownership and changed its method of accounting from the cost method to the equity method. The change resulted in recognizing $3,545,942 of deferred income for the difference between cost and the underlying equity in HealthCare Properties, L.P., which is being amortized over 20 years.

During 1997, 1996 and 1995, the Partnership made various purchases of outstanding Pension Notes of NHP Retirement Housing Partners I, L.P. During 1997, 1996 and 1995, the Partnership paid $7,873,070, $199,158 and $587,580, respectively, for purchases of Pension Notes. As of March 31, 1997, the Partnership has cumulatively paid $8,659,808 for a 25.4% ownership of outstanding Pension Notes of NHP Retirement Housing Partners I, L.P. NHP Retirement Housing Partners I, L.P. owns a portfolio of 5 independent living retirement facilities. The Pension Notes bear simple interest at 13% per annum. Interest of 7% is paid quarterly, with the remaining 6% interest deferred. Deferred interest and principal matures on December 31, 2001. The Partnership is not accruing the deferred interest on the Pension Notes due to uncertainties regarding their ultimate realization. The ultimate realization of the Pension Notes is expected to be based primarily upon the value of the underlying properties. During 1996, the Partnership paid $1,364 for a 3.1% ownership of limited partnership interests in NHP Retirement Housing Partners I, L.P.

Subsequent to March 31, 1997 and through April 28, 1997, the Partnership is committed to purchase approximately $2,735,550 for additional investment in HealthCare Properties, L.P. interests and $882,640 for additional investment in Pension Notes of NHP Retirement Housing Partners I, L.P. These purchases will bring the Partnership's ownership of HealthCare Properties, L.P. interests to 44.9% and 27.7% for NHP Retirement Housing Partners I, L.P. Pension Notes. The General Partner is attempting to draw down on its line of credit to fund the purchase of these commitments.

5.   DISPOSITION OF PROPERTY

On November 5, 1996, the Partnership sold the Lakeridge and Silver Lakes Apartments to an unrelated party at a combined sales price of $4,793,000, paid in cash. After payment of the mortgage loan on the Silver Lakes Apartments and refund of its escrow balance, the Partnership received cash of approximately $2,549,000 on the sale. Due to the sale of Silver Lakes and Lakeridge, Partnership total revenues for the three months ended March 31, 1996 would have decreased approximately $323,750, and there would not have been a significant impact to net income.


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of Capital Senior Living Communities, L.P. (the "Partnership") included in this Report.

As of March 31, 1997, the Partnership's assets included four retirement projects (Harrison, Cottonwood Village, Canton Regency, and Towne Centre), a 3% interest in Encore Limited Partnership, a 31.8% limited partnership interest in
HealthCare Properties, L.P., 25.4% of the outstanding pension notes of NHP Retirement Housing Partners I, L.P., a 3.1% limited partnership interest in NHP Retirement Housing Partners I, L.P., and a 99% interest in Retirement Partnership, Ltd. (the "Partnership Subsidiary").


RESULTS OF OPERATIONS

The Partnership's primary source of funds is net rental income from the ownership and management of the four real estate projects owned by the Partnership.


FIRST QUARTER OF 1997 COMPARED WITH FIRST QUARTER OF 1996

Rental and other income for the first fiscal quarter ended March 31, 1997 and 1996 was $3,722,526 and $3,954,041 respectively. Rental and other income decreased 5.9% from the first quarter 1996 to 1997, and was primarily attributable to the sale of the Silver Lakes and Lakeridge Apartments. Interest income for the first fiscal quarter ended March 31, 1997 and 1996, was $64,445 and $105,798, respectively. Interest income decreased $41,353 from the first quarter ended 1996 to the first quarter ended 1997 due to decreasing cash reserves used for purchasing investments. During the three months ended March 31, 1997, the Partnership recognized $159,294 of equity participation and amortization of deferred income relating to the Partnership's investment in HealthCare Properties, L.P. Operating expenses are maintained by property and by natural expense classification, but are not allocated by revenue type. Salaries, wages, and benefits of $1,425,780 were paid by the Partnership for the first fiscal quarter of 1997. Approximately $1,322,908 of such amount was paid to Capital Senior Living, Inc. ("CSL"), an affiliate of RLC, as reimbursement for its direct out-of-pocket costs under the property management agreements for salaries, wages, and benefits of on-site employees employed at the properties, with the remainder being contract labor and reimbursement to CSL for an allocable portion of its home office employees' salaries and wages for time expended on matters attributable to the properties. Corresponding payments of salaries and wages for the first fiscal quarter of 1996 was $1,455,783 (with approximately $1,359,574 paid to CSL). Salaries, wages, and benefits decreased 2.1% from the first quarter 1996 to 1997. Operating and other administrative expenses decreased from $1,659,433 in 1996 to $1,593,625 in 1997, or 4.0%.
Depreciation and amortization for 1997 was $195,216 and $407,461 in 1996. The decrease in salaries, wages, and benefits, operating and other administrative expenses, and depreciation and amortization was primarily due to the sale of the Silver Lakes and Lakeridge Apartments.

The Partnership expects its future operating results will depend in large part on its operating costs and occupancy levels in its facilities. If the operating costs increase or occupancy levels decline, the Partnership's operating results will be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

The General Partner believes cash and cash equivalents of $2,837,488 at March 31, 1997 is adequate for the working capital needs of the Partnership. These reserves will be used to support ongoing working capital needs, pay existing debt obligations, meet the capital and marketing improvements necessary to succeed in a competitive atmosphere, and fund future acquisitions or development of real estate projects.

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

On July 29, 1994, the Partnership obtained a $12,000,000 open end mortgage loan from a non-affiliated mortgage company, and pledged the Cottonwood, Harrison, Towne Centre and Canton Regency Retirement Community as collateral. On June 30, 1995, the Partnership increased its mortgage loan commitment from $12,000,000 to $17,500,000. The loan expires July 29, 1998. As of March 31, 1997, there have been no advances made to the Partnership on this loan.

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



PARTNERSHIP PROPERTIES

The following table sets forth summary information concerning the four income-producing real properties owned by the Partnership as of March 31, 1997. As discussed above, the Lakeridge and Silver Lakes Apartments were sold on November 5, 1996.

                                                  Number of Units At                         Occupancy
         Project Name/Location                     March 31, 1997                 03/31/96             03/31/97
         ---------------------                     --------------                 --------             --------

Cottonwood Retirement                              65    -  residential                 96%              92%
   Community
   Cottonwood, Arizona

The Harrison Retirement                           124    - residential                  83%              89%
   Community
   Indianapolis, Indiana

Towne Centre Retirement                           147    - residential                  95%              96%
   Community                                       34    - assisted living
   Merrillville, Indiana                           64    - nursing

Canton Regency Retirement                         147    - residential                  97%              97%
   Community                                       34    - assisted living
   Canton, Ohio                                    50    - nursing


PART II  OTHER INFORMATION

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

Item 27    Financial Data Schedule required by Item 601 of Regulation S-B

No reports on Form 8-K have been filed by the registrant during the quarter ended March 31, 1997.

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

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                               By:      RETIREMENT LIVING COMMUNITIES, L.P.
                                        General Partner

                                        By:      CAPITAL RETIREMENT GROUP, INC.
                                                 General Partner




Date: May 13, 1997                               By: /s/Keith Johannessen
                                                    ---------------------
                                                    Keith Johannessen
                                                    President