Form 10-Q
period 1997-06-30
CAPITAL SENIOR LIVING COMMUNITIES L P
filed 1997-08-18
CIK 789283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


(Mark  One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 For the quarterly period ended June 30, 1997
[ ] Transition  report  under  Section 13 or 15(d) of the  Exchange Act for the transition period
From                                to
     ----------------------------       ---------------------------------

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

         Transitional Small Business Disclosure Format  Yes         No     X  .
                                                            ------     -------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CAPITAL SENIOR LIVING COMMUNITIES, LP

                           CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                    -----------------------------------------


                                             June 30,             December 31,
                                               1997                   1996
                                           (Unaudited)             (Audited)
                                           -----------             ---------

ASSET
-----

PROPERTY AND EQUIPMENT, Net                $ 30,880,583            $ 12,576,523

OTHER ASSETS:
   Cash and cash equivalents                 12,545,226              10,463,887
   Cash, restricted                             169,046                 206,376
   Accounts receivable, net of
     allowance for doubtful accounts
     of $4,420,476 in 1997 and $164,822
     in 1996                                  1,784,254                 373,163
   Prepaid expenses and other                   150,411                  92,302
   Deferred charges, less accumulated
     amortization of $375,551 in 1997
     and $311,938 in 1996                       137,828                 201,440
   Investment in limited partnerships
     (Note 4)                                 9,621,412               8,275,920
                                            -----------            ------------

         Total assets                       $55,288,760            $ 32,189,611
                                            ===========            ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:

   Accrued expenses and other
     liabilities                            $ 2,639,448            $  1,303,833
   Customer deposits                            257,948                 248,458
   Notes payable                             12,446,423                       -
                                            -----------            ------------

         Total liabilities                   15,343,819               1,552,291
                                            -----------            ------------

                       See notes to financial statements

DEFERRED INCOME (Note 4)                              -               3,400,684

MINORITY INTEREST                            11,090,370                       -

PARTNERS' CAPITAL:
   General partner                               98,313                  72,526
   Limited partner                                    1                       1
      Beneficial unit certificates,
        1,264,000 issued and 1,117,692
        outstanding                          30,979,364              28,426,464
      Repurchased beneficial unit
      certificates                           (2,223,107)             (1,262,355)
                                           ------------            ------------

         Total partners' capital             28,854,571              27,236,636
                                           ------------            ------------

         Total liabilities and partners'
           capital                         $ 55,288,760            $ 32,189,611
                                           ============            ============



                        See notes to financial statements

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (UNAUDITED)




                                                 Three Months ended June 30,
                                                     1997             1996
                                                     ----             ----

RENTAL AND OTHER INCOME
   Multi-family                                   $         -     $   323,838
   Independent                                      1,899,952       1,811,293
   Assisted Living                                    422,666         398,072
   Nursing                                          3,044,773       1,222,782
   Facility lease income                            1,059,749              -
   Other                                              221,215         221,555
                                                  -----------     -----------
         Total rental and other income              6,648,355       3,977,540


EXPENSES:
   Salaries, wages and benefits                     2,256,889       1,433,670
   Operating and other administrative expenses      2,390,958       1,578,706
   Depreciation and amortization                      471,721         410,853
                                                  -----------     -----------

                  Total expenses                    5,119,568       3,423,229
                                                  -----------     -----------

   Income from operations                           1,528,787         554,311

OTHER INCOME (EXPENSE):
   Interest income                                    645,502          98,741
   Interest expense                                  (212,615)        (56,385)
   Income on investments                                    -         433,520
   Minority interest                                 (156,275)              -
                                                   ----------      ----------

    Total other income (expense)                      276,612         475,876
                                                   ----------      ----------

NET INCOME                                         $1,805,399      $1,030,187
                                                   ==========      ==========

                        See notes to financial statements

NET INCOME ALLOCATION:
   General partner                                 $   18,054      $   10,302
   Beneficial unit certificate holders              1,787,345       1,019,885
                                                   ----------      ----------

                  Total                            $1,805,399      $1,030,187
                                                   ==========      ==========

NET INCOME PER BENEFICIAL UNIT
   CERTIFICATE                                     $     1.56      $      .83
                                                   ==========      ==========

OUTSTANDING BENEFICIAL UNIT
   CERTIFICATES                                     1,117,692       1,226,708
                                                   ==========      ==========




                        See notes to financial statements
                                        4

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (UNAUDITED)




                                                    Six Months ended June 30,
                                                     1997             1996
                                                     ----             ----

RENTAL AND OTHER INCOME
   Multi-family                                   $         -     $   647,588

   Independent                                      3,747,265       3,607,723

   Assisted Living                                    853,078         804,820
   Nursing                                          5,455,527       2,433,406
   Facility lease income                            2,157,973               -

   Other                                              461,410         438,044
                                                  -----------     -----------

         Total rental and other income             12,675,253       7,931,581


EXPENSES:
   Salaries, wages and benefits                     4,506,782       2,889,453
   Operating and other administrative expenses      4,652,228       3,181,565
   Depreciation and amortization                      943,443         818,314
                                                  -----------     -----------

                  Total expenses                   10,102,453       6,889,332
                                                  -----------     -----------

   Income from operations                           2,572,800       1,042,249

OTHER INCOME (EXPENSE):
   Interest income                                    787,696         204,539
   Interest expense                                  (386,347)       (112,959)
   Income on investments                                    -         459,043
   Minority interest                                 (395,462)              -
                                                  -----------     -----------

      Total other income (expense)                      5,887         550,623
                                                  -----------     -----------

NET INCOME                                        $ 2,578,687     $ 1,592,872
                                                  ===========     ===========


                       See notes to financial statements

NET INCOME ALLOCATION:
   General partner                                $    25,787     $    15,929
   Beneficial unit certificate holders              2,552,900       1,576,943
                                                  -----------     -----------

                  Total                           $ 2,578,687     $ 1,592,872
                                                  ===========     ===========

NET INCOME PER BENEFICIAL UNIT
   CERTIFICATE                                    $      2.23     $      1.29
                                                  ===========     ===========

OUTSTANDING BENEFICIAL UNIT
   CERTIFICATES                                     1,117,692       1,226,708
                                                  ===========     ===========




                        See notes to financial statements
                                        6

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)



                                    Repurchased
                      Beneficial     Beneficial
                         Unit          Unit      Limited   General
                     Certificates  Certificates  Partner   Partner    Total

BALANCE,
 December 31, 1996   $ 28,426,464  $ (1,262,355) $     1   $ 72,526 $27,236,636

    Net Income          2,552,900             -        -     25,787   2,578,687

    Repurchased
     Beneficial
     Unit
     Certificates               -      (960,752)       -          -    (960,752)
                     ------------  ------------  -------   -------- -----------

BALANCE,
 June 30, 1997       $ 30,979,364  $ (2,223,107) $     1   $ 98,313 $28,854,571
                     ============  ============  =======   ======== ===========



                        See notes to financial statements
                                        7

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)



                                                      For the Six Months
                                                        Ended June 30,
                                                        --------------
                                                     1997             1996
                                                     ----             ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $  2,578,687    $  1,592,872

   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
         Depreciation                                 826,128          737,742

         Amortization of deferred financing
           charges                                    117,315           80,572

         Provision for bad debt                        28,061           16,500

         Amortization of deferred income                    -          (35,011)

         Equity in earnings of investee                     -         (398,508)

         Minority interest                            395,462                -

         Changes in assets and liabilities,
           net of effects of acquisitions:
           Cash, restricted                            37,330                -

           Accounts receivable                       (644,918)          77,063

           Prepaid expenses and other                  27,186           (6,895)

           Accrued expenses and other
                liabilities                           142,308          214,322

           Customer Deposits                            9,490           15,175
                                                  -----------     ------------

                  NET CASH PROVIDED BY
                     OPERATING ACTIVITIES           3,517,049        2,293,832
                                                  -----------     ------------

                       See notes to financial statements

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired upon consolidation of HCP           8,995,455                -

  Additions to property and equipment                (553,533)        (185,195)

  Investments in limited partnerships             (14,155,889)      (2,599,229)
                                                  -----------     ------------

                  NET CASH USED IN
                     INVESTING ACTIVITIES          (5,713,967)      (2,784,424)
                                                  -----------     ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds on note                                6,000,000                -

    Payments on notes payable                        (760,991)         (24,982)

    Deferred charges                                        -          (20,352)

    Repurchase of beneficial unit certificates       (960,752)        (447,504)
                                                  -----------     ------------

                  NET CASH PROVIDED (USED) IN
                      FINANCING ACTIVITIES          4,278,257         (492,838)
                                                  -----------     ------------

 NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                2,081,339         (983,430)

 CASH AND CASH EQUIVALENTS, Beginning of Period    10,463,887        9,743,330
                                                  -----------     ------------

 CASH AND CASH EQUIVALENTS, End of Period         $12,545,226     $  8,759,900
                                                  ===========     ============



                        See notes to financial statements
                                        9

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                     ---------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  JUNE 30, 1997
                                  -------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

Principals of Consolidation
---------------------------

The accompanying consolidated balance sheet, as of June 30, 1997, includes the accounts of the Partnership, its 99%-owned subsidiary, Retirement Partnership, Ltd., and HealthCare Properties, L.P. (HCP). HCP includes the accounts of HCP and its wholly owned subsidiaries, Danville Care, Inc., Foothills Care, Inc., Countryside Care, Inc., Countryside Care, L.P., and Cambridge Nursing Home Limited Liability Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The 1% minority interest in Retirement Partnership, Ltd. is not presented separately due to its immateriality.

On June 30, 1997, the Partnership had increased its ownership in HCP to 55%. In the accompanying consolidated financial statements, HCP is consolidated as though a controlling financial interest in HCP had been acquired by the Partnership at January 1, 1997. At December 31, 1996 the Partnership owned approximately 31% of HCP's limited partner units and accounted for its investment in HCP on the equity method. Preacquisition earnings for 1997 applicable to HCP are included in minority interest. HCP is a Delaware limited partnership established for the purpose of acquiring, leasing, and operating existing or newly constructed long-term health care properties. One property is operated by HCP and seven properties are leased to qualified operators who provide specialized health care services. Capital Realty Group Senior Housing, Inc. (CRGSH) is the general partner.

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

The carrying value of property and equipment is reviewed if the facts and circumstances suggest that it may be impaired. The consolidation of HCP at January 1, 1997 includes a reserve for impaired value of $2,185,381. For the six months ending June 30, 1997, no additional reserve for impaired value has been provided.

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

2.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------

The Partnership had $19,046 and $56,376 in certificates of deposit at June 30, 1997 and December 31, 1996 respectively, restricted for utility deposits. The certificates of deposit mature one year from the original purchase date.

In conjunction with the Partnership's increased mortgage loan commitment on June 30, 1995 (see LIQUIDITY AND CAPITAL RESOURCES), a compensating balance of $150,000 was established with the mortgage company.

3.   TRANSACTIONS WITH RELATED PARTIES:
     ---------------------------------

In accordance with the Partnership Agreement, the general partner, Retirement Living Communities, L.P. ("RLC"), does not receive any fees from the Partnership but may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership. In addition, an affiliate of RLC is managing the assets of the Partnership and of HCP. CRGSH, an affiliate of RLC, also receives reimbursements and fees from HCP.

In addition, the Partnership and HCP has no employees. An affiliate of RLC makes gross payroll deposits and health insurance premium payments on behalf of the properties owned by the Partnership and HCP, which are reimbursed by the Partnership, and is required to fund any excess health insurance claims not covered by the Partnership's health premiums or related insurance policy. Reimbursements and fees paid to the general partner and affiliates of the general partner from the Partnership and HCP are as follows:


                                      Six months ended         Six months ended
                                       June 30, 1997             June 30, 1996

Salary and benefit reimbursements      $  4,259,624                2,692,041
Administrative reimbursements               280,329                  193,574
Asset management fees                       222,289                        -
Property management fees                    683,677                  501,607
General partner management fees              45,802                        -
                                       ------------             ------------
                                       $  5,491,721                3,387,222
                                       ============             ============

In connection with the extension of the Silver Lakes mortgage, an affiliate of RLC received a 1% financing fee of $20,352 in the first quarter of 1996.

In the second quarter of 1997, the Partnership received a loan from two affiliates of the general partner totaling $500,000. The loan was repaid in the second quarter of 1997 and paid accrued interest at 10% of $3,014.

In addition, a 50% shareholder of the general partner of RLC is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts.

The general partner and managing agent of NHP Retirement Housing Partners I, L.P. is an affiliate of RLC. See Note 4.

As of July 8, 1997, the Partnership entered into an asset purchase agreement with an affiliate of RLC pursuant to which the Partnership has agreed to sell substantially all of its assets, other than working capital, to such affiliate conditioned upon, among other things, the funding of such affiliate's initial public offering. (See LIQUIDITY AND CAPITAL RESOURCES)

4.   ACQUISITION OF INVESTMENTS
     --------------------------

During 1997, 1996 and 1995, the Partnership made various purchases of limited partnership interests in HCP and paid $4,925,267, $3,200,685 and $308,825, respectively. At June 30, 1997, the Partnership was committed to purchase $397,312 in additional limited partnership interests of HCP. As of June 30, 1997, the Partnership has cumulatively paid and committed $8,832,089 for a 55% ownership in HealthCare Properties, L.P.

In the second quarter of 1996, 9.36% in limited partnership interests in HealthCare Properties, L.P. was purchased from CRGSH, who had acquired the interests in 1993. The Partnership paid $1,269,077 to such affiliate, who recognized a $878,592 gain on the transaction. Because of this purchase, the Partnership exceeded 20% ownership and changed its method of accounting from the cost method to the equity method. In June 1997, the Partnership exceeded 50% ownership of HCP and changed its method of accounting from the equity method to a consolidated basis, effective January 1, 1997.

During 1997, 1996 and 1995, the Partnership made various purchases of outstanding Pension Notes of NHP Retirement Housing Partners I, L.P. and paid $8,833,310, $199,158 and $587,580, respectively. As of June 30, 1997, the
Partnership  has   cumulatively   paid  $9,620,048  for  a  27.9%  ownership  of
outstanding Pension Notes of NHP Retirement Housing Partners I, L.P. NHP Retirement Housing Partners I, L.P. owns a portfolio of 5 independent living retirement facilities. The Pension Notes bear simple interest at 13% per annum. Interest of 7% is paid quarterly, with the remaining 6% interest deferred. Deferred interest and principal matures on December 31, 2001. The Partnership accrued interest on the Pension Notes at 7% through March 31, 1997 and at 10.5% from April 1, 1997 through June 30, 1997, due to uncertainties regarding their ultimate realization. The ultimate realization of the Pension Notes is expected to be based primarily upon the value of the underlying properties. During 1996, the Partnership paid $1,364 for a 3.1% ownership of limited partnership interests in NHP Retirement Housing Partners I, L.P.

5.   DISPOSITION OF PROPERTY
     -----------------------

On November 5, 1996, the Partnership sold the Lakeridge and Silver Lakes Apartments to an unrelated party at a combined sales price of $4,793,000, paid in cash. After payment of the mortgage loan on the Silver Lakes Apartments and refund of its escrow balance, the Partnership received cash of approximately $2,549,000 on the sale. Due to the sale of Silver Lakes and Lakeridge, Partnership total revenues for the six months ended June 30, 1997 would have decreased approximately $647,588, and there would not have been a significant impact to net income.


Item 2.    MANAGEMENT'S DISCUSSION AND OR PLAN OF OPERATIONS

This discussion should be read in conjunction with the financial statements of Capital Senior Living Communities, L.P. (the "Partnership") included in this Report.

As of June 30, 1997, the Partnership's assets included four retirement projects (Harrison, Cottonwood Village, Canton Regency, and Towne Centre), a 3% interest in Encore Limited Partnership, a 55% limited partnership interest in HealthCare Properties, L.P., 27.9% of the outstanding pension notes of NHP Retirement Housing Partners I, L.P., a 3.1% limited partnership interest in NHP Retirement Housing Partners I, L.P., and a 99% interest in Retirement Partnership, Ltd. (the "Partnership Subsidiary").

RESULTS OF OPERATIONS
---------------------

The Partnership's primary source of funds is net rental income from the ownership and management of the four real estate projects owned by the Partnership.

FIRST SIX MONTHS OF 1997 COMPARED WITH FIRST SIX MONTHS OF 1996
---------------------------------------------------------------

Rental and other income for the six months ended June 30, 1997 and 1996 was $12,675,253 and $7,931,581, respectively. Rental and other income increased $4,743,672, or 59.8% from the six months ended June 30, 1996 to 1997. The inclusion of HCP revenues in 1997 from January 1, 1997 contributed $4,653,268, or 58.7% of this increase, as HCP was not consolidated in 1996. Of this amount, $2,495,295 in nursing income and $2,157,973 in facility lease income was attributable to the HCP consolidation. Multi-family income of $647,588 decreased from 1996 to 1997 due to the sale of the Silver Lakes and Lakeridge Apartments in November 1996. Independent, assisted living, and other income increased from 1996 to 1997 due to higher rents and increased occupancies at the Partnership's properties. Apart from consolidated HCP income, nursing income increased $526,826 from 1996 to 1997 and was mainly attributable to prior year Medicare cost report settlements. Interest income for the six months ended June 30, 1997 and 1996, was $787,696 and $204,539, respectively. Interest income increased $583,457 from the six months ended June 30, 1996 to 1997 primarily as a result of $163,635 attributable to the consolidation of HCP and $419,822 associated with the Partnership's increased investment in NHP Pension Notes and its accrual of a portion of deferred interest on these Notes. No income was recorded for income on investments for the six months ended June 30, 1997 due to the consolidation of HCP. During the six months ended June 30, 1996, income on investment of $459,043 was recognized, of which $25,523 was received from the Partnership's investment in Encore Limited Partnership and $433,520 recognized on equity participation and amortization of deferred income relating to the Partnership's investment in HealthCare Properties, L.P. Operating expenses are maintained by property and by natural expense classification, but are not allocated by revenue type. Salaries, wages, and benefits of $4,506,782 and $2,889,453 were paid by the Partnership for the six months ended June 30, 1997 and 1996, respectively. The increase in such payments of $1,617,329, or 56% from 1996 to 1997 was attributable to $1,633,039 of HCP salary costs upon consolidation and a decrease of $15,710 in Partnership salaries, wages and benefits for the six months ended June 30, 1997. Operating and other administrative expenses increased $1,470,663 from 1996 to 1997, or 46.2%, and was mainly attributable to $1,496,364 of HCP operating expenses upon consolidation and a decrease of $25,701 in Partnership operating and other administrative expenses for the six months ended June 30, 1997. Depreciation and amortization for 1997 was $943,443 and $818,314 in 1996. The increase in depreciation and amortization expense of $125,129, or 15.3% from 1996 to 1997 was due to $553,011 of HCP depreciation expense upon consolidation and a decrease of $427,882 in Partnership depreciation resulting from the sale of the Silver Lakes and Lakeridge Apartments in November, 1996. Interest expense increased $273,388 from 1996 to 1997, of which $343,823 was HCP interest expense upon consolidation and a decrease of $70,435 in Partnership interest expense resulting from the sale of the Silver Lakes Apartments in November 1996. Minority interest of $395,462 for the six months ended June 30, 1997 is the result of consolidation of HCP.

For the three months ended June 30, 1997 as compared with the three months ended June 30, 1996, the Partnership's revenue was impacted by the same shifts of revenue as discussed above with the exception of other income decreasing $340 for the comparable period from 1996 to 1997. Similarly, a comparison of second quarter 1997 operating expenses versus second quarter 1996 reflects the same variances as discussed above.

The Partnership expects its future operating results will depend in large part on its operating costs and occupancy levels in its facilities. If the operating costs increase or occupancy levels decline, the Partnership's operating results will be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The General Partner believes cash and cash equivalents of $12,545,226 at June 30, 1997 is adequate for the working capital needs of the Partnership. These reserves will be used to support ongoing working capital needs, pay existing debt obligations, meet the capital and marketing improvements necessary to succeed in a competitive atmosphere, and fund future acquisitions or development of real estate projects.

The Partnership's business is no longer the ownership of tax-exempt bonds. Instead, since 1991 the Partnership has held and operated real properties. This has adversely impacted the tax-exempt nature of the Partnership's operations in that it caused the operations of the Partnership to be fully taxable for federal income tax purposes and will require the individual BUC holders to report their respective shares of any taxable income of the Partnership. Moreover, as a result of federal tax law changes in 1986, BUC holders will not be able to use losses from any other source, other than " passive activity" losses, to offset their share of the Partnership's taxable income.

On July 29, 1994, the Partnership obtained a $12,000,000 open-end mortgage loan commitment from a non-affiliated mortgage company, and pledged the Cottonwood, Harrison, Towne Centre and Canton Regency Retirement Community as collateral. On June 30, 1995, the Partnership increased its mortgage loan commitment from $12,000,000 to $17,500,000. The Partnership borrowed $5,500,000 under this loan commitment in the second quarter of 1997, which was repaid on July 1, 1997. At June 30, 1997, mortgage loans for HCP amounted to $6,946,423. These mortgage loans bear interest ranging from 6.8% to 10.75% and mature from 1997 to 2012. One note, with a balance outstanding of $686,542, was due on June 30, 1997. HCP is currently negotiating the extension of this note until December 1, 2001.

On June 30, 1997, the Partnership entered into a $77,000,000 mortgage loan agreement with Lehman Brothers and pledged the Cottonwood, Harrison, Towne Centre, and Canton Regency retirement communities and its investment in HCP and NHP as collateral. The loan agreement matures December 31, 1997. On July 1, 1997, $70,000,000 became outstanding under this loan agreement; $5,500,000 was used to repay an outstanding mortgage loan commitment and $64,500,000 was used to fund the liquidity requirement under the loan agreement through the purchase of three-month U.S. Treasury bills. The U.S. Treasury bills were sold under a repurchase agreement with a term equal to their maturity. Interest costs are based on 30-day LIBOR plus 50 basis points.

As of July 8, 1997, the Partnership entered into an asset purchase agreement with an affiliate of RLC pursuant to which the Partnership has agreed to sell substantially all of its assets, other than working capital, to an affiliate. This sale is conditional, among other things, upon the funding of such affiliate's initial public offering. The purchase price should be the appraised value of the assets being purchased, which purchase price should be paid primarily through assumption of the Partnership's loan with Lehman Brothers. If this agreement is consummated, this could result in substantial gain to the Buckholders.

PARTNERSHIP PROPERTIES

The following table sets forth summary information concerning the four income-producing real properties owned by the Partnership as of June 30, 1997. As discussed above, the Lakeridge and Silver Lakes Apartments were sold on November 5, 1996.


                            Number of Units At                Occupancy
   Project Name/Location      June 30, 1997           06/30/96         06/30/97
   ---------------------      -------------           --------         --------

Cottonwood Retirement       65 - residential             94%             100%
   Community
   Cottonwood, Arizona

The Harrison Retirement    124 - residential             84%              92%
   Community
   Indianapolis, Indiana

Towne Centre Retirement    147 - residential             94%              94%
   Community                34 - assisted living
   Merrillville, Indiana    64 - nursing

Canton Regency Retirement  147 - residential             97%              97%
   Community                34 - assisted living
   Canton, Ohio             50 - nursing


PART II  OTHER INFORMATION

Item 6.    (a)  Exhibits and Reports on Form 8-K

           Exhibit No.    Description of Exhibit

                27 Financial Data Schedule required by Item 601 of Regulation S-B filed herewith.

           (b) No reports on Form 8-K have been filed by the registrant during the quarter ended June 30, 1997.

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

                                    CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                                    By:  RETIREMENT LIVING COMMUNITIES, L.P.
                                         General Partner

                                         By:  CAPITAL RETIREMENT GROUP, INC.
                                              General Partner




Date:    August 13, 1997                      By: /s/ Keith Johannessen
                                                  -----------------------------
                                                  Keith Johannessen
                                                  President

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

                                    CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                                    By:  RETIREMENT LIVING COMMUNITIES, L.P.
                                         General Partner

                                         By:  CAPITAL RETIREMENT GROUP, INC.
                                              General Partner




Date:    August 13, 1997                      By: /s/ Keith Johannessen
                                                  -----------------------------
                                                  Keith Johannessen
                                                  President