Form 10QSB
period 1997-09-30
CAPITAL SENIOR LIVING COMMUNITIES L P
filed 1997-11-14
CIK 789283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997
[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period
From                                to

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


                                 (972) 770-5600
                (Issuer's Telephone Number, Including Area Code)




         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                      ----  ----

         Transitional Small Business Disclosure Format  Yes         No   X
                                                           -------    -------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CAPITAL SENIOR LIVING COMMUNITIES, LP

                           CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                                   September 30,       December 31,
                                                                         1997              1996
                                                                     (Unaudited)        (Audited)
                                                                     -----------        ---------

ASSET

PROPERTY AND EQUIPMENT, Net                                        $  31,225,509      $  12,576,523

OTHER ASSETS:
   Cash and cash equivalents                                          12,223,917         10,463,887
   Cash and cash equivalents, restricted                              63,798,552            206,376
   Accounts receivable, net of allowance for doubtful accounts
     of $4,435,476 in 1997 and $164,822 in 1996                        2,457,160            373,163
   Prepaid expenses and other                                            168,757             92,302
   Deferred charges, less accumulated amortization
     of $42,142 in 1997 and $311,938 in 1996                              43,213            201,440
   Investment in limited partnerships (Note 4)                        10,792,192          8,275,920
                                                                   -------------      -------------

         Total assets                                              $ 120,709,300      $  32,189,611
                                                                   =============      =============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

   Accrued expenses and other liabilities                          $   3,027,380      $   1,303,833
   Customer deposits                                                     269,483            248,458
   Notes payable                                                      76,953,721               --
                                                                   -------------      -------------

         Total liabilities                                            80,250,584          1,552,291
                                                                   -------------      -------------

DEFERRED INCOME (Note 4)                                                    --            3,400,684

MINORITY INTEREST                                                     10,894,009               --

PARTNERS' CAPITAL:
   General partner                                                       105,414             72,526
   Limited partner                                                             1                  1
      Beneficial unit certificates, 1,264,000
           issued and 1,117,692 outstanding                           31,682,399         28,426,464
      Repurchased beneficial unit certificates                        (2,223,107)        (1,262,355)
                                                                   -------------      -------------

         Total partners' capital                                      29,564,707         27,236,636
                                                                   -------------      -------------

         Total liabilities and partners' capital                   $ 120,709,300      $  32,189,611
                                                                   =============      =============


                        See notes to financial statements
                                       1

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)



                                                Three Months ended September 30,
                                                      1997              1996
                                                      ----              ----

RENTAL AND OTHER INCOME
   Multi-family                                    $      --        $   339,065
   Independent                                       1,936,839        1,844,799
   Assisted Living                                     435,702          394,120
   Nursing                                           1,933,354        1,067,569
   Facility lease income                             1,056,067             --
   Other                                               592,034          246,521
                                                   -----------      -----------
         Total rental and other income               5,953,996        3,892,074


EXPENSES:
   Salaries, wages and benefits                      2,360,785        1,466,581
   Operating and other administrative expenses       2,311,541        1,633,008
   Depreciation and amortization                       646,797          401,928
                                                   -----------      -----------

                  Total expenses                     5,319,123        3,501,517
                                                   -----------      -----------

 Income from operations                                634,873          390,557

OTHER INCOME (EXPENSE):
   Interest income                                   1,271,524           76,541
   Interest expense                                 (1,092,271)         (55,113)
   Income on investments                                  --             57,555
   Other income                                         22,200             --
   Minority interest                                  (126,190)            --
                                                   -----------      -----------

         Total other income (expense)                   75,263           78,983
                                                   -----------      -----------

NET INCOME                                         $   710,136      $   469,540
                                                   ===========      ===========

NET INCOME ALLOCATION:
   General partner                                 $     7,101      $     4,695
   Beneficial unit certificate holders                 703,035          464,845
                                                   -----------      -----------

                  Total                            $   710,136      $   469,540
                                                   ===========      ===========

NET INCOME PER BENEFICIAL UNIT
   CERTIFICATE                                     $       .62      $       .38
                                                   ===========      ===========

OUTSTANDING BENEFICIAL UNIT
   CERTIFICATES                                      1,117,692        1,215,508
                                                   ===========      ===========

                        See notes to financial statements
                                       2


                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)



                                                      Nine Months ended June 30,
                                                        1997              1996
                                                        ----              ----
RENTAL AND OTHER INCOME
   Multi-family                                    $       --        $    986,653
   Independent                                        5,684,104         5,452,522
   Assisted Living                                    1,288,780         1,198,940
   Nursing                                            7,388,881         3,500,975
   Facility lease income                              3,214,040              --
   Other                                              1,053,444           684,565
                                                   ------------      ------------
         Total rental and other income               18,629,249        11,823,655


EXPENSES:
   Salaries, wages and benefits                       6,867,567         4,356,034
   Operating and other administrative expenses        6,963,769         4,814,573
   Depreciation and amortization                      1,590,240         1,220,242
                                                   ------------      ------------

                  Total expenses                     15,421,576        10,390,849
                                                   ------------      ------------

   Income from operations                             3,207,673         1,432,806

OTHER INCOME (EXPENSE):
   Interest income                                    2,059,220           281,080
   Interest expense                                  (1,478,618)         (168,072)
   Income on investments                                   --             516,598
   Other income                                          22,200              --
   Minority interest                                   (521,652)             --
                                                   ------------      ------------

         Total other income (expense)                    81,150           629,606
                                                   ------------      ------------

NET INCOME                                         $  3,288,823      $  2,062,412
                                                   ============      ============

NET INCOME ALLOCATION:
   General partner                                 $     32,888      $     20,624
   Beneficial unit certificate holders                3,255,935         2,041,788
                                                   ------------      ------------

                  Total                            $  3,288,823      $  2,062,412
                                                   ============      ============

NET INCOME PER BENEFICIAL UNIT
   CERTIFICATE                                     $       2.87      $       1.68
                                                   ============      ============

OUTSTANDING BENEFICIAL UNIT
   CERTIFICATES                                       1,117,692         1,215,508
                                                   ============      ============



                        See notes to financial statements


                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)


                                                           Beneficial   Repurchased
                                                                Unit      Beneficial           Limited       General
                                                         Certificates  Unit Certificates       Partner       Partner      Total
                                                         ------------  -----------------       -------       -------      -----

BALANCE, December 31, 1996                       $         28,426,464  $ (1,262,355)  $              1  $     72,526  $ 27,236,636

        Net Income                                          3,255,935          --                 --          32,888     3,288,823

        Repurchased  Beneficial Unit
            Certificates                                         --        (960,752)              --            --        (960,752)
                                                 --------------------  ------------   ----------------  ------------  ------------

BALANCE, September 30, 1997                      $         31,682,399  $ (2,223,107)  $              1  $    105,414  $ 29,564,707
                                                 ====================  ============   ================  ============  ============








                        See notes to financial statements


                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                     1997              1996
                                                                                     ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  3,288,823      $  2,062,412
   Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
         Depreciation                                                              1,266,044         1,106,613
         Amortization of deferred financing charges                                  324,196           113,629
         Provision for bad debt                                                       43,061            16,500
         Amortization of deferred income                                                --             (76,296)
         Equity in earnings of investee                                                 --            (414,778)
         Minority interest                                                           521,652              --
         Changes in assets and liabilities, net of effects of acquisitions:
           Cash, restricted                                                      (63,472,007)             (840)
           Accounts receivable                                                    (1,271,229)           60,081
           Prepaid expenses and other                                                  7,607           (72,662)
           Accrued expenses and other liabilities                                    446,445           402,142
           Customer Deposits                                                          21,025            31,122
                                                                                ------------      ------------
                  NET CASH (USED) PROVIDED BY
                     OPERATING ACTIVITIES                                        (58,824,383)        3,227,923
                                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired upon consolidation of HCP                                         8,875,286              --
   Additions to property and equipment                                            (1,195,016)         (306,200)
   Investments in limited partnerships                                           (15,571,261)       (3,144,313)
                                                                                ------------      ------------
                  NET CASH USED IN
                     INVESTING ACTIVITIES                                         (7,890,991)       (3,450,513)
                                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds on notes                                                              76,131,267              --
   Payments on notes payable                                                      (6,384,961)          (37,995)
   Deferred charges                                                                  (85,355)          (22,852)
   Repurchase of beneficial unit certificates                                       (960,752)         (582,004)
   Distributions                                                                    (224,795)             --
                                                                                ------------      ------------

                  NET CASH PROVIDED (USED) IN
                      FINANCING ACTIVITIES                                        68,475,404          (642,851)
                                                                                ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                1,760,030          (865,441)

CASH AND CASH EQUIVALENTS, Beginning of Period                                    10,463,887         9,743,330
                                                                                ------------      ------------

CASH AND CASH EQUIVALENTS, End of Period                                        $ 12,223,917      $  8,877,889
                                                                                ============      ============

                        See notes to financial statements

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principals of Consolidation

The accompanying consolidated balance sheet, as of September 30, 1997, includes the accounts of the Partnership, its 99%-owned subsidiary, Retirement Partnership, Ltd., and HealthCare Properties, L.P. (HCP). HCP includes the accounts of HCP and its wholly owned subsidiaries, Danville Care, Inc., Foothills Care, Inc., Countryside Care, Inc., Countryside Care, L.P., and Cambridge Nursing Home Limited Liability Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The 1% minority interest in Retirement Partnership, Ltd. is not presented separately due to its immateriality.

By September 30, 1997, the Partnership had increased its ownership in HCP to 56%. In the accompanying consolidated financial statements, HCP is consolidated as though a controlling financial interest in HCP had been acquired by the Partnership at January 1, 1997. At December 31, 1996 the Partnership owned approximately 31% of HCP's limited partner units and accounted for its investment in HCP on the equity method. Preacquisition earnings for 1997 applicable to HCP are included in minority interest. HCP is a Delaware limited partnership established for the purpose of acquiring, leasing, and operating existing or newly constructed long-term health care properties. One property is operated by HCP and seven properties are leased to qualified operators who provide specialized health care services. Capital Realty Group Senior Housing, Inc. (CRGSH) is the general partner. CRGSH is an affiliate of the general partner of the Partnership.

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

The carrying value of property and equipment is reviewed if the facts and circumstances suggest that it may be impaired. The consolidation of HCP at January 1, 1997 includes a reserve for impaired value of $2,185,381. For the nine months ending September 30, 1997, no additional reserve for impaired value has been provided.

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

2.   COMMITMENTS AND CONTINGENCIES:

The Partnership had $19,960 and $56,376 in certificates of deposit at September 30, 1997 and December 31, 1996 respectively, restricted for utility deposits. The certificates of deposit mature one year from the original purchase date.

In conjunction with the Partnership's mortgage loan arrangement with Lehman Brothers on July 1, 1997 (see LIQUIDITY AND CAPITAL RESOURCES), there is $63,658,423 of restricted U.S. Treasury bills sold under a repurchase agreement. In addition, HCP has a compensating balance of $120,169 for this mortgage loan arrangement at September 30, 1997.

3.   TRANSACTIONS WITH RELATED PARTIES:

In accordance with the Partnership Agreement, the general partner, Retirement Living Communities, L.P. ("RLC"), does not receive any fees from the Partnership but may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership. In addition, an affiliate of RLC, CRGSH, is managing the assets of the Partnership and of HCP. CRGSH also receives reimbursements and fees from HCP.

In addition, the Partnership and HCP have no employees. An affiliate of RLC and CRGSH makes gross payroll deposits and health insurance premium payments on behalf of the properties owned by the Partnership and HCP, which are reimbursed by the Partnership, and is required to fund any excess health insurance claims not covered by the Partnership's health premiums or related insurance policy. Reimbursements and fees paid to the general partner and affiliates of the general partner from the Partnership and HCP are as follows:

                                        Nine months ended    Nine months ended
                                        September 30, 1997   September 30, 1996

 Salary and benefit reimbursements         $    6,469,374           4,072,781
 Administrative reimbursements                    442,531             274,974
 Asset management fees                            345,967                   -
 Property management fees                       1,010,229             749,152
 General partner management fees                   68,101                   -
                                           --------------      --------------
                                           $    8,336,202           5,096,907
                                           ==============      ==============

In connection with the extension of the Silver Lakes mortgage, an affiliate of RLC received a 1% financing fee of $20,352 in the first quarter of 1996.

In the second quarter of 1997, the Partnership received a loan from two affiliates of the general partner totaling $500,000. The loan was repaid in the second quarter of 1997 and paid accrued interest at 10% of $3,014.

In conjunction with the November 3, 1997 asset sale (see DISPOSITION OF PROPERTY) an affiliate of RLC received a 6% brokerage and other fee on the sale of the assets, totaling $4,597,080.

In addition, a 50% shareholder of the general partner of RLC is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts.

The general partner and managing agent of NHP Retirement Housing Partners I, Limited Partnership ("NHP") is CRGSH, an affiliate of RLC. See Note 4.

4.   ACQUISITION OF INVESTMENTS

During 1997, 1996 and 1995, the Partnership made various purchases of limited partnership interests in HCP and paid $5,567,171, $3,200,685 and $308,825, respectively. As of September 30, 1997, the Partnership has cumulatively paid and committed $9,076,681 for a 56% ownership in HealthCare Properties, L.P.

In the second quarter of 1996, 9.36% in limited partnership interests in HCP were purchased from CRGSH, who had acquired the interests in 1993. The Partnership paid $1,269,077 to such affiliate, who recognized a $878,592 gain on the transaction. Because of this purchase, the Partnership exceeded 20% ownership and changed its method of accounting from the cost method to the equity method. Thereafter, the Partnership continued purchasing limited partnership interests in HCP from individual limited partners in HCP in privately negotiated transactions. In June 1997, the Partnership exceeded 50% ownership of HCP and changed its method of accounting from the equity method to a consolidated basis, effective January 1, 1997.

During 1997, 1996 and 1995, the Partnership made various purchases of outstanding Pension Notes of NHP and paid $10,004,090, $199,158 and $587,580, respectively. As of September 30, 1997, the Partnership has cumulatively paid $10,790,828 for a 31% ownership of outstanding Pension Notes of NHP. NHP owns a portfolio of 5 independent living retirement facilities. The Pension Notes bear simple interest at 13% per annum. Interest of 7% is paid quarterly, with the remaining 6% interest deferred. Deferred interest and principal matures on December 31, 2001. The Partnership accrued interest on the Pension Notes at 7% through March 31, 1997 and at 10.5% from April 1, 1997 through September 30, 1997, due to uncertainties regarding their ultimate realization. The ultimate realization of the Pension Notes is expected to be based primarily upon the value of the underlying properties. During 1996, the Partnership paid $1,364 for a 3.1% ownership of limited partnership interests in NHP.

5.   DISPOSITION OF PROPERTY

On November 5, 1996, the Partnership sold the Lakeridge and Silver Lakes Apartments to an unrelated party at a combined sales price of $4,793,000, paid in cash. After payment of the mortgage loan on the Silver Lakes Apartments and refund of its escrow balance, the Partnership received cash of approximately $2,549,000 on the sale. Due to the sale of Silver Lakes and Lakeridge, Partnership total revenues for the nine months ended September 30, 1997 would have decreased approximately $986,653, and there would not have been a significant impact to net income.

As of July 8, 1997, the Partnership entered into an asset purchase agreement with an affiliate of RLC pursuant to which the Partnership has agreed to sell substantially all of its assets, other than working capital, to such affiliate conditioned upon, among other things, the funding of such affiliate's initial public offering. On November 3, 1997, the Partnership sold its four retirement projects, its interest in Encore Limited Partnership, its interest in HCP and its interest in the Pension Notes and limited partnership interests of NHP to an affiliate of RLC, Capital Senior Living Properties, Inc., for $76,617,993. The Partnership has obtained independent valuations of properties from third party valuation firms, which were utilized in determining the sales price. Sales proceeds were paid by the assumption of the Lehman loan (see LIQUIDITY AND CAPITAL RESOURCES) of $70,833,798 and by delivery of a short term note of $5,784,195. The short term note was subsequently paid in full on November 6, 1997. Effective November 6, 1997, the restrictions on the U.S. Treasury bills were released and such U.S. Treasury bills in the principal amount of $64,202,685 became an unrestricted asset of the Partnership. In conjunction with the sale of the Partnership's investment in HCP, and in compliance with section 16b of the Securities and Exchange Act, the Partnership paid to HCP $440,007 in short swing profits made on purchases of HCP within a six month period prior to the sale.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This discussion should be read in conjunction with the financial statements of Capital Senior Living Communities, L.P. (the "Partnership") included in this Report.

As of September 30, 1997, the Partnership's assets included four retirement projects (Harrison, Cottonwood Village, Canton Regency, and Towne Centre), a 3% interest in Encore Limited Partnership, a 56% limited partnership interest in HCP, 31% of the outstanding Pension Notes of NHP, a 3.1% limited partnership interest in NHP, and a 99% interest in Retirement Partnership, Ltd. (the "Partnership Subsidiary").

RESULTS OF OPERATIONS

The Partnership's primary source of funds is net rental income from the ownership and management of the four real estate projects owned by the Partnership.

FIRST NINE MONTHS OF 1997 COMPARED WITH FIRST NINE MONTHS OF 1996

Rental and other income for the nine months ended September 30, 1997 and 1996 was $18,629,249 and $11,823,655, respectively. Rental and other income increased $6,805,594, or 57.6% from the nine months ended September 30, 1996 to 1997. The inclusion of HCP revenues in 1997 from January 1, 1997 contributed $6,883,141 of this increase, as HCP was not consolidated in 1996. Of this amount, $3,669,101 in nursing income and $3,214,040 in facility lease income was attributable to the HCP consolidation. Multi-family income of $986,653 decreased from 1996 to 1997 due to the sale of the Silver Lakes and Lakeridge Apartments in November 1996. Independent, assisted living, and other income increased from 1996 to 1997 due to higher rents and increased occupancies at the Partnership's properties. Apart from consolidated HCP income, nursing home income increased $218,805 from 1996 to 1997 and was mainly attributable to prior year Medicare cost report settlements. Interest income for the nine months ended September 30, 1997 and 1996, was $2,059,220 and $281,080, respectively. Interest income increased $1,778,140 from the nine months ended September 30, 1996 to 1997 primarily as a result of $256,456 attributable to the consolidation of HCP, $823,282 of interest accrued on U.S. Treasury bills, and $698,402 associated with the Partnership's increased investment in NHP Pension Notes and its accrual of a portion of deferred interest on these Pension Notes. No income was recorded for income on investments for the nine months ended September 30, 1997 due to the consolidation of HCP. During the nine months ended September 30, 1996, income on investment of $516,598 was recognized, of which $25,523 was received from the Partnership's investment in Encore Limited Partnership and $491,075 recognized on equity participation and amortization of deferred income relating to the Partnership's investment in HCP. Operating expenses are maintained by property and by natural expense classification, but are not allocated by revenue type. Salaries, wages, and benefits of $6,867,567 and $4,356,034 were paid by the Partnership for the nine months ended September 30, 1997 and 1996, respectively. The increase in such payments of $2,511,533, or 57.7% from 1996 to 1997 was attributable to $2,502,974 of HCP salary costs upon consolidation and a small increase of $8,559 in Partnership salaries, wages and benefits for the nine months ended September 30, 1997. Operating and other administrative expenses increased $2,149,196 from 1996 to 1997, or 44.6%, and was mainly attributable to $2,126,396 of HCP operating expenses upon consolidation and a small increase of $22,800 in Partnership operating and other administrative expenses for the nine months ended September 30, 1997. Depreciation and amortization for 1997 was $1,590,240 and $1,220,242 in 1996. The increase in depreciation and amortization expense of $369,998, or 30.3% from 1996 to 1997 was due to $856,429 of HCP depreciation expense upon consolidation and a decrease of $486,431 in Partnership depreciation resulting from the sale of the Silver Lakes and Lakeridge Apartments in November, 1996. Interest expense increased $1,310,546 from 1996 to 1997, of which $512,651 was HCP interest expense upon consolidation and an increase of $797,895 in Partnership interest expense resulting from the interest expense incurred on the Lehman Brothers loan. Minority interest of $521,652 for the nine months ended September 30, 1997 is the result of consolidation of HCP.

For the three months ended September 30, 1997 as compared with the three months ended September 30, 1996, the Partnership's revenue was impacted by the same shifts of revenue as discussed above. Similarly, a comparison of third quarter 1997 operating expenses versus third quarter 1996 reflects the same variances as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The General Partner believes cash and cash equivalents of $12,223,917 at September 30, 1997 is adequate for the working capital needs of the Partnership. These reserves will be used to support ongoing working capital needs, pay existing obligations, and fund future acquisitions or development of real estate projects.

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

At September 30, 1997, mortgage loans for HCP amounted to $6,822,454. These mortgage loans bear interest ranging from 6.8% to 10.75% and mature from 1997 to 2012. One note, with a balance outstanding of $643,847, was due on June 30, 1997. HCP is currently negotiating the extension of this note until December 1, 2001.

On June 30, 1997, the Partnership entered into a $77,000,000 mortgage loan agreement with Lehman Brothers and pledged the Cottonwood, Harrison, Towne Centre, and Canton Regency retirement communities and its investment in HCP and NHP as collateral. The loan agreement matures December 31, 1997. On July 1, 1997, approximately $70,000,000 became outstanding under this loan agreement; $5,500,000 was used to repay an outstanding mortgage loan commitment and approximately $64,500,000 was used to fund the liquidity requirement under the loan agreement through the purchase of three-month U.S. Treasury bills. The U.S. Treasury bills were sold under a repurchase agreement with a term equal to their maturity. Interest costs are based on 30-day LIBOR plus 50 basis points. On November 3, 1997, the Partnership sold substantially all its assets (see DISPOSITION OF PROPERTY) to an affiliate of RLC, resulting in the transfer of the Lehman Brothers' loan to the purchaser and the release of the liquidity requirement on the U.S. Treasury bills on November 6, 1997.

PARTNERSHIP PROPERTIES

The following table sets forth summary information concerning the four income-producing real properties owned by the Partnership as of September 30, 1997. These four properties have subsequently been sold (see DISPOSITION OF PROPERTY). As discussed above, the Lakeridge and Silver Lakes Apartments were previously sold on November 5, 1996.

                               Number of Units At           Occupancy
  Project Name/Location        September 30, 1997   09/30/96         09/30/97
  ---------------------        ------------------   --------         --------

Cottonwood Retirement          65  - residential      92%              100%
   Community
   Cottonwood, Arizona

The Harrison Retirement       124  - residential      89%               98%
   Community
   Indianapolis, Indiana

Towne Centre Retirement       147  - residential      93%               92%
   Community                   34  - assisted living
   Merrillville, Indiana       64  - nursing

Canton Regency Retirement     147  - residential      95%               97%
   Community                   34  - assisted living
   Canton, Ohio                50  - nursing

PART II  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

On or about September 19, 1997, an Information Statement was submitted to the holders of Beneficial Unit Certificates ("BUCs"). The Information Statement provided information to BUC Holders concerning the intention of the general partner of the Partnership and its affiliates, who own approximately 66.46% of the outstanding BUCs, to approve an amendment (the "Amendment") to the partnership agreement of the Partnership which would allow sale of all or substantially all of the assets of the Partnership without effecting the dissolution of the Partnership and to approve the sale of the assets of the Partnership (the "Sale") as described herein under DISPOSITON OF PROPERTY. The general partner and its affiliates subsequently approved the Amendment and the Sale.

Item 5.  Other Information

On November 3, 1997, the Partnership sold the assets set forth under DISPOSITION OF PROPERTY herein. The information concerning this sale set forth herein is filed in lieu of a Form 8-K.

Item 6.    (a)  Exhibits and Reports on Form 8-K

           Exhibit No.              Description of Exhibit
           -----------              ----------------------

                27                  Financial  Data Schedule  required by
                                         Item 601 of Regulation  S-B filed
herewith.


           (b) No reports on Form 8-K have been filed by the registrant during the quarter ended September 30, 1997.

SIGNATURES
----------

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

                                       CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                                       By: RETIREMENT LIVING COMMUNITIES, L.P.
                                           General Partner

                                             By: CAPITAL RETIREMENT GROUP, INC.
                                                 General Partner




Date:    November 13, 1997                        By:/s/ Keith Johannesses
                                                     -----------------------
                                                     Keith Johannessen
                                                     President




                                                  By:/s/ James A. Stroud
                                                     -----------------------
                                                     James A. Stroud
                                                     Chief Operating Officer