Form 10KSB
period 1997-12-31
CAPITAL SENIOR LIVING COMMUNITIES L P
filed 1998-03-31
CIK 789283

SECURITIES AND EXCHANGE COMMISSION}
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) For the fiscal year ended December 31, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from
     to                                                  -----------------------
        -----------------------

Commission file number 0-14752.
                       -------

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                35-1665759
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

14160 Dallas Parkway, Suite 300, Dallas, Texas                      75240
--------------------------------------------------------------------------------
(Address of principal executive officers)                         (Zip Code)

Registrant's telephone number, including area code:      (972)  770-5600
                                                       -------------------------

Securities registered pursuant to Section 12(b) of the Act:       None
                                                                 ------

Securities registered pursuant to Section 12(g) of the Act:
                                                   Beneficial Unit Certificates
                                                  ------------------------------
                                                        (Title of Class)

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

CORPDAL:101926.1  10861-00052

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB   [  ]

The registrant's revenues for its most recent fiscal year were:  $21,123,078

As of December 31, 1997, there were 1,117,692 Beneficial Unit Certificates of limited partnership interest of the Partnership ("BUCs") outstanding, of which 580,161 were held by affiliates of the registrant. The BUCs are not quoted on the NASDAQ System.

Documents incorporated by reference.    None.
                                        -----

Transitional small business disclosure format (check one):  Yes      No  X
                                                                ---     ---



CORPDAL:101926.1  10861-00052

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

In exchange for the transfer of these properties to the Partnership, the Partnership agreed to (i) forgive approximately $6,000,000 of the principal owed under the Mortgage Loans; (ii) release the Project Owners from any liability under the remaining balance of the Mortgage Loans; (iii) release the Guarantors from any obligations under their personal guarantees of the Mortgage Loans; (iv) purchase the Village Green I Apartments for $2,633,202, payable $430,000 in cash and by taking the project subject to nonrecourse first lien mortgage payable to Banc One Mortgage Corporation in the amount of approximately $2,203,202; and (v) release the Project Owners and Guarantors from their obligation to reimburse the Partnership for $203,500 in costs related to the Partnership's efforts to collect unpaid base interest on the Mortgage Loans in 1989. Additionally, in order to acquire the Projects, the Partnership surrendered the Bonds to the government issuers for cancellation.

In addition, the Partnership invested in limited partnership interests in HealthCare Properties, L.P. ("HCP") during 1996 and 1997. During 1997, the Partnership's interest in the HCP was approximately 56%. The Partnership also invested in Pension Notes of NHP Retirement Housing Partners I, L.P. ("NHP") and acquired a 30.8% ownership of such Pension Notes.

The Partnership operated the four retirement living centers through October 31, 1997 and operated them through management agreements with the general partner of the Partnership and an affiliate of the general partner. The two multi-family residential apartment complexes were sold on November 1, 1996 to an unaffiliated third party purchaser. The four retirement living centers and Partnership investments were sold on November 3, 1997 (with an effective date of November 1, 1997) to an affiliate of the general partner. At December 31, 1997, the Partnership had no operations. See "Acquisition and Divestiture" and "Item 12. Certain Relationships and Related Transactions."

General Partner
---------------

The general partner of the Partnership is Retirement Living Communities, L.P. ("RLC"), an Indiana limited partnership, whose sole general partner was Capital Realty Group Senior Housing, Inc. ("Senior Housing"). Effective July 1, 1995, Senior Housing assigned its general partnership interest to Capital Retirement Group, Inc. ("Retirement Group"), a Texas corporation and an affiliate of Senior Housing. The address of the principal executive offices of RLC and its general partner is the same as the Partnership: 14160 Dallas Parkway, Suite 300, Dallas, Texas 75240, and their telephone number at such address is the same as the Partnership (972) 770-5600. The limited partner of the Partnership is Retirement Living Fiduciary Corporation, an Indiana corporation ("RLFC").

Prior to March 23, 1990, the Project Owners were affiliates of RLC and RLFC. However, on March 23, 1990, the general partners of RLC sold all of the general partnership interests in RLC and all of the outstanding shares of RLFC to Senior Housing, which is not an affiliate of the Project Owners, and the limited partners of RLC sold all of the limited partnership interests in RLC to Capital Realty Group Properties, Inc. ("CRGP"), a Texas corporation and an affiliate of Senior Housing and Retirement Group. Effective January 1, 1991, CRGP transferred its limited partnership interest in RLC to two individuals affiliated with Senior Housing and Retirement Group. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." Accordingly, Retirement Group has sole management authority and control over the affairs of RLC. On September 12, 1990, RLC completed a tender offer solicitation of BUC holders in order to acquire BUCs, resulting in the acquisition of 561,336 BUCs by RLC, representing approximately 44% of the total BUCs outstanding. As of December 31, 1997, RLC owns 580,161 BUCs, representing 51.9% of the total BUCs outstanding. See "Item 11. Security Ownership of Certain Beneficial Owners and Management" for further disclosure of affiliated ownership.

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

In the event the Partnership is taxed as a corporation because it is "publicly traded" under Section 7704 of the Internal Revenue Code of 1986, then the Partnership would be taxed at corporate rates on all of its taxable income and distributions to the BUC holders would be treated as fully taxable dividends to the extent of current and accumulated earnings and profits, while distributions in excess of current and accumulated earnings and profits would be treated as the non-taxable return of capital to the extent of each BUC holder's basis in the BUCs. RLC does not believe the Partnership will be taxed as "publicly traded" for fiscal 1997 based on its interpretation of Section 7704 and no provision for income taxes has been reflected in the accompanying statements of income.

No ruling has been requested from the Internal Revenue Service regarding this matter and there can be no certainty as to the ultimate outcome of this matter at this time.

Employees
---------

The Partnership has no employees. Certain services were provided to the Partnership by employees or affiliates of RLC and Retirement Group during 1997, and the Partnership reimburses the affiliates for such services at cost. The Partnership is not charged and does not pay for salaries or fringe benefits of any principals of Retirement Group.

Government Regulations and Reimbursement
----------------------------------------

Two of the Partnership's properties, Towne Centre and Canton Regency, participate in the Medicaid and Medicare programs. Medicaid is a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government. Medicare is a health insurance program for the aged and certain other chronically disabled individuals, operated by the federal government. The Towne Centre project is a provider of services under the Indiana Medicaid program. Accordingly, Towne Centre is entitled to reimbursement under the foregoing program at established rates which are lower than private pay rates. Payments from the Medicaid program are adjusted prospectively, based on the filing of an annual cost report. The Towne Centre and Canton Regency projects are also providers of services under the Medicare program. These Projects are entitled to reimbursement under the foregoing program in amounts determined based on the filing of an annual cost report prepared in accordance with Federal regulations, which reports are subject to audit and retroactive adjustment in future periods. Under Federal regulations, Medicare reimbursements to these projects are limited to routine cost limits determined on a geographical region. The Partnership has filed exception reports to request reimbursement in excess of its routine cost limits for the years of 1992 through 1996. There can be no assurance that an exception to the properties routine cost limit will be granted. These Projects receive payments from this program based on established rates and are adjusted for differences between such rates and estimated amounts reimbursable from the program. During fiscal 1997, the Medicaid and Medicare programs accounted for approximately 28% of the Partnership's revenues.

Acquisition and Divestiture
---------------------------

On July 8, 1997, the Partnership entered into an asset purchase agreement with an affiliate of RLC, Capital Senior Living Properties, Inc. ("CSLP"), a wholly-owned subsidiary of Capital Senior Living Corporation, pursuant to which the Partnership agreed to sell substantially all of its assets, other than working capital, to CSLP conditioned upon, among other things, the funding of the parent company of CSLP's initial public offering. In conjunction with the asset purchase agreement, on June 30, 1997, th Partnership entered into a $77,000,000 mortgage loan agreement with Lehman Brothers and pledged the Cottonwood, Harrison, Towne Centre, and Canton Regency retirement communities and its investment in HCP and NHP as collateral. The loan agreement would have matured December 31, 1997. On July 1, 1997, approximately $70,000,000 became outstanding under this loan agreement; $5,500,000 was used to repay an outstanding mortgage loan commitment and approximately $64,500,000 was used to fund the liquidity requirement under the loan agreement through the purchase of three-month U.S. Treasury bills. The U.S. Treasury bills were sold under a repurchase agreement with a term equal to their maturity. Interest costs are based on 30-day LIBOR plus 50 basis points. On November 3, 1997, the Partnership sold its four retirement projects, its interest in Encore Limited Partnership, its interest in HCP and its interest in the NHP Pension Notes and limited partnership interests of NHP to CSLP for $76,617,993. The Partnership obtained independent valuations of properties from third party valuation firms, which were utilized in determining the sales price. Sales proceeds were paid by the assumption of the Lehman Brothers loan of $70,833,798 and by delivery of a short term note of $5,784,195. The short term note was subsequently paid in full on November 6, 1997. After payment of closing costs and broker fees, net cash proceeds to the Partnership were $336,736. The sale resulted in a gain of $36,795,949 to the Partnership. Effective November 6, 1997, the restrictions on the U.S. Treasury bills were released and such U.S. Treasury bills in the principal amount of $64,202,685 became an unrestricted asset of the Partnership. In conjunction with the sale of the Partnership's investment in HCP, and in compliance with Section 16b of the Securities and Exchange Act of 1934, the Partnership paid to HCP $440,007 in short swing profits made on purchases of HCP within a six month period prior to the sale.

During 1997 and 1996 the Partnership made various purchases of limited partnership interests in HCP. During 1997 and 1996, the Partnership paid $5,604,945 and $3,200,685, respectively, for partnership interests in HCP. Prior to the sale on November 3, 1997, the Partnership had cumulatively paid $9,114,455 for a 56% ownership in HCP. HCP owns a portfolio of 8 nursing home or rehabilitation facilities.

In the second quarter of 1996, 9.36% in limited partnership interests in HCP was purchased from Senior Housing, an affiliate of RLC, who had acquired the interests in 1993. The Partnership paid $1,269,077 to such affiliate, who recognized a $878,592 gain on the transaction. Because of this purchase, the Partnership changed its method of accounting for its investment in HealthCare Properties, L.P. from the cost method to the equity method of accounting. During 1997, the Partnership continued purchasing limited partnership interests in HCP from individual limited partners in HCP in privately negotiated transactions. In June 1997, the Partnership exceeded 50% ownership of HCP and changed its method of accounting from the equity method to a consolidated basis, effective January 1, 1997. Prior to the sale of HCP interests on November 3, 1997, operations of HCP were consolidated with the Partnership from January 1, 1997 to October 31, 1997.

During 1997, and 1996 the Partnership made various purchases of outstanding Pension Notes of NHP. During 1997 and 1996, the Partnership paid $10,004,090 and $199,158, respectively, for purchases of Pension Notes. Prior to the sale on November 3, 1997, the Partnership had cumulatively paid $10,790,828 for a 30.8% ownership of outstanding Pension Notes of NHP. NHP owns a portfolio of 5 independent living retirement facilities. The Pension Notes bear simple interest at 13% per annum. Interest of 7% is paid quarterly, with the remaining 6% interest deferred. Deferred interest and principal matures on December 31, 2001. During 1996, the Partnership paid $1,364 for a 3.1% ownership of limited partnership interests in NHP.

The general partner and managing agent of HCP and NHP is an affiliate of RLC. Capital Senior Living Corporation, HCP, and NHP are also subject to the reporting requirements of the Securities and Exchange Commission.

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

The Partnership's Properties
----------------------------

The  following  table  sets  forth  summary  information   concerning  the  four
income-producing real properties owned by the Partnership prior to the sale of the properties:


                                                                                          Occupancy
             Project Name/Location                        No. of Units          10/31/97            12/31/96
             ---------------------                        ------------          --------            --------

Cottonwood Retirement Community
Cottonwood, Arizona                                        65- residential         97%                 95%

The Harrison Retirement Community
Indianapolis, Indiana                                     124- residential         95%                 83%

Towne Centre Retirement Community                         148- residential
Merrillville, Indiana                                  34- assisted living
                                                               64- nursing         95%                 92%

Canton Regency Retirement Community                       147- residential
Canton, Ohio                                           34- assisted living
                                                              50 - nursing         93%                 94%


The Partnership had a $17,500,000 open end mortgage loan commitment for future acquisition and development of properties from a non-affiliated mortgage company, and pledged the Cottonwood Retirement Community, The Harrison Retirement Community, Towne Centre Retirement Community and Canton Regency
Retirement Community as collateral. The Partnership borrowed $5,500,000 under this loan commitment in the second quarter of 1997, which was repaid July 1, 1997 with proceeds from the Lehman Brothers loan.

On June 30, 1997, the Partnership entered into a $77,000,000 mortgage loan agreement with Lehman Brothers and pledged the Cottonwood, Harrison, Towne Centre, and Canton Regency retirement communities and its investment in HCP and NHP as collateral. This loan was repaid with the sale of the properties on November 3, 1997 (See Acquisition and Divestiture).

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

On December 10, 1996, the Partnership entered into contract with Capital Senior Development, Inc., an affiliate of RLC, to construct a 97 unit expansion of The Cottonwood facility, consisting of 49 units for independent living and 48 units for assisted living. The budgeted cost for the expansion is approximately $6,756,000 and includes funding for kitchen and dining room renovation. As of October 31, 1997, prior to its sale, expenditures for construction in process were $990,752.

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

Towne Centre Retirement Community - Merrillville, Indiana
---------------------------------------------------------

The Towne Centre Retirement Community is located in Merrillville adjacent to a nonaffiliated 182-unit adult rental community. It consists of a mid-rise atrium building with 148 residential units, 34 assisted living units and 64 nursing care beds. The assisted living and nursing care facilities are located in a separate, adjoining wing. The nursing facility has eleven (11) beds certified for Medicare reimbursement. Towne Centre is located on a 15-acre site, approximately 50 miles southeast of Chicago, Illinois, and south of Gary, Indiana.

Canton Regency Retirement Community - Canton, Ohio
--------------------------------------------------

The Canton Regency Retirement Community consists of an atrium building located on a 10-acre site in the northwest suburbs of Canton. The building contains 147 residential units, 34 assisted living units and 50 nursing care beds. Canton's assisted living and nursing care facilities are located in a separate adjoining wing. Canton's nursing facility has twelve (12) beds certified for Medicare reimbursement.

Item 2. DESCRIPTION OF PROPERTY
        -----------------------

At December 31, 1997, the Partnership does not own or lease any significant physical properties. The Partnership operates out of, and uses the premises of, Retirement Group at no direct cost to the Partnership.

Item 3. LEGAL PROCEEDINGS
        -----------------

There are no material pending legal proceedings to which the Partnership is a party.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

On or about September 19, 1997, an Information Statement was submitted to the holders of Beneficial Unit Certificates ("BUCs"). The Information Statement provided information to BUC Holders concerning the intention of the general partner of the Partnership and its affiliates, who own approximately 66.46% of the outstanding BUCs, to approve an amendment to the partnership agreement which would allow sale of all or substantially all of the assets of the Partnership without effecting the dissolution of the Partnership and to approve the sale of the assets of the Partnership as described herein under Acquisition and Divestiture. The general partner and its affiliates subsequently approved the amendment and the sale.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS
        -------

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

The number of BUC holders of record as of December 31, 1997 was 640.

The Partnership has not declared or paid any cash distributions or dividends during the last two fiscal years. Due to the sale of the Partnership's assets on November 3, 1997, it is the general partner's intention to substantially distribute the Partnership's cash holding, leaving a small working capital reserve available for obligations that may result from future contingencies.

On March 12, 1998, a distribution of $61,000,000 was made available, of which $40,540,478 was disbursed to the current BUC Holders, and a $1,802,800 distribution was disbursed to the general partner. Approximately $4,400,000 has been retained as a working capital reserve.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

This discussion should be read in conjunction with the consolidated financial statements of the Partnership included in this Report.

Prior to the sale of Partnership assets on November 3, 1997, the Partnership's assets included four retirement projects (Harrison, Cottonwood Village, Canton Regency, and Towne Centre), a 3% limited partnership interest in Encore Limited Partnership, (diluted from 12% on December 15, 1995), a 56% ownership of limited partnership interests in HCP, a 30.8% ownership of outstanding Pension Notes of NHP, and a 3.1% ownership of limited partnership interests in NHP. See "Item 1. Description of Business Acquisition and Divestiture".

Results of Operations
---------------------

1997 Compared with 1996
-----------------------

Rental and other income for fiscal 1997 and 1996 was $21,123,078 and $15,475,622, respectively, representing an increase of $5,647,456, or 36.5%. The inclusion of HCP revenues for the 10 months ending October 31, 1997, contributed $7,654,484 of the increase, as HCP was not consolidated in 1996. This was further offset by a decrease of $2,007,028 in Partnership revenues since the properties were operated for 10 months in 1997 as compared to one year in 1996. Multi-family income decreased $1,101,317 from 1996 to 1997 due to the sale of the Silver Lakes and Lakeridge Apartments on November 1, 1996. Independent and assisted living income decreased $949,908 and $167,881 from 1996 to 1997, respectively, due to the short period of Partnership operations in 1997. Nursing income increased $4,062,851 from 1996 to 1997, of which $3,705,491 was contributed by HCP operations and $357,360 in Partnership operations. The Partnership increase of $357,360 from 1996 to 1997 was primarily due to $859,982 in Medicare and Medicaid credits from prior year adjustments. Facility lease income increased $3,580,780 from 1996 to 1997, and was due to the consolidation of HCP operations. Other income increased $222,931 from 1996 to 1997, of which $368,213 was contributed by HCP operations and was offset by a decrease of $145,282 in Partnership operations, due to its short period of operations in 1997. Operating expenses are maintained by property and by natural expense classification, but are not allocated by revenue type. Operating and general and administrative salaries, wages and benefits of $7,716,090 were expensed by the Partnership for fiscal 1997. Salaries, wages and benefits increased $1,898,801 from 1996 to 1997 of which $2,820,202 was contributed by HCP operations and was offset by a decrease of $921,400 in Partnership operations, due to its short period of operations in 1997. Approximately $6,931,637 of such amount was paid to Capital Senior Living, Inc. ("CSL"), an affiliate of RLC and HCP, as reimbursement fo their direct out-of-pocket costs under the property management agreements for salaries, wages and benefits of on-site employees employed at the properties, and $358,194 as reimbursement to CSL for an allocable portion of its home office employees' salaries and wages for time expended on matters attributable to the properties. Corresponding payments of salaries and wages for fiscal 1996 was $5,817,289. Approximately $5,254,495 of such amount was paid to CSL for on-site employee payroll reimbursement and $273,936 as reimbursement to CSL for home office employee payroll. Operating and other administrative expenses (other than salaries, wages and benefits) for fiscal 1997 and 1996 was $9,738,522 and $7,850,498, respectively, representing an increase of $1,888,024, or 24.1%. The inclusion of HCP expenses contributed $3,543,329 of the increase, which was further offset by a decrease of $1,655,305 in Partnership operations, due to its shorter period of operations in 1997. Interest income increased $2,519,23 from 1996 to 1997, of which $288,282 was contributed by HCP and $2,230,954 from operations of the Partnership. Interest expense increased $1,669,375, of which $568,520 was contributed by HCP and $1,100,855 from operations of the Partnership. The $36,795,949 gain on sale of properties in 1997 resulted from the sale of Partnership assets on November 3, 1997. The $437,819 gain on sale of properties in 1996 resulted from the sale of the Silver Lakes and Lakeridge Apartments. Minority interest expense of $572,994 resulted from consolidation of HCP in 1997, and $603,147 of income resulted from accounting for HCP under the equity method in 1996. Other income increased $21,060 from 1996 to 1997 and was due to an increase in a Partnership casualty gain.

Liquidity and Capital Resources
-------------------------------

As of December 31, 1997, the Partnership had cash and cash equivalents of $66,818,286. It is the intention of the general partner to wind down the business affairs of the Partnership and to substantially distribute its cash holdings, leaving a small working capital reserve available for obligations that may result from future contingencies. On March 12, 1998, a distribution of $61,000,000 was made available, of which $40,540,478 was disbursed to the BUC Holders and a $1,802,800 distribution was disbursed to the general partner. Approximately $4,400,000 has been retained as a working capital reserve.

Cash and cash equivalents increased in the amount of $56,354,399 from the end of fiscal year 1996 to the end of fiscal year 1997. Cash sources consisted of $4,874,406 from operating activities, $76,833,798 from proceeds on notes and $336,736 from the proceeds on sale of properties. Cash uses during fiscal year 1997 were primarily for additions to property and equipment of $1,358,203, investments in limited partnerships of $15,609,035, repurchase of beneficial unit certificates of $960,751, payment of loan charges of $99,834, payments on notes payable of $6,439,404, a net decrease of $998,519 from cash due to consolidation of HCP, and distributions of $224,795.

As a result of the Negotiated Settlement (see "Item 1. Description of Business-General"), the Partnership no longer owns Tax-Exempt bonds. Instead, the Partnership held and operated the properties. This has adversely impacted the Tax-Exempt nature of the Partnership's operations in that it causes the operations of the Partnership to be fully taxable for federal income tax purposes and requires the individual BUC Holders to report their respective shares of any taxable income of the Partnership, without any cash being distributed by the Partnership to pay any tax due by a BUC Holder on such BUC Holder's share of Partnership taxable income. For 1997, the Partnership's taxable income was $39,049,204, which is approximately $35 for each outstanding BUC. Moreover, as a result of federal tax law changes in 1986, BUC Holders will not be able to use losses from any other source, other than "passive activity" losses, to offset their share of the Partnership's taxable income. However, the approximate $6,000,000 of mortgage loan indebtedness forgiven by the Partnership in connection with the Negotiated Settlement resulted in a taxable loss to the Partnership for federal income tax purposes which was reported by BUC Holders on September 11, 1991, in proportion to the number of BUCs owned and to the extent of each BUC holder's basis in the BUCs. BUC Holders acquiring BUCs after September 11, 1991, are not entitled to report any portion of such loss.

In the event the Partnership is taxed as a corporation because it is "publicly traded" under Section 7704 of the Internal Revenue Code of 1986, then the Partnership would be taxed at corporate rates on all of its taxable income and distributions to the BUC Holders would be treated as fully taxable dividends to the extent of current and accumulated earnings and profits, while distributions in excess of current and accumulated earnings and profits would be treated as the non-taxable return of capital to the extent of each BUC Holder's basis in the BUCs. RLC does not believe the Partnership will be taxed as "publicly traded" for fiscal 1997 based on its interpretation of Section 7704 and no provision for income taxes has been reflected in the accompanying consolidated statements of income. No ruling has been requested from the Internal Revenue Service regarding this matter and there can be no certainty as to the ultimate outcome of this matter at this time.

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

Year 2000 Issue
---------------

The Partnership has developed a plan to modify its information technology to be ready for the year 2000. The Partnership relies upon PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Partnership does not expect this project to have a significant effect on operations. The Partnership will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

Item 7.FINANCIAL STATEMENTS
       --------------------

The financial statements of the Partnership are listed in Item 13 of this report and are contained at pages 16 through 31 of this Report.

Item 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
       ----------

None.

                                    PART III

Item 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
       --------------------------------------

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

The Partnership properties until February 1, 1995, were managed by Senior Housing. On February 1, 1995, Senior Housing assigned its contract rights to manage the Partnership properties to Capital Senior Living, Inc. ("CSL"), a subsidiary of Capital Senior Living Corporation ("CSLC").

The following are the directors and executive officers of Retirement Group and CSLC.

        Name                     Position
        ------------------------------------------------------------------------
        James A. Stroud          Chief Operating Officer, Secretary and Director
        Jeffrey L. Beck          Chief Executive Officer and Director
        Keith N. Johannessen     President
        David Beathard           Vice President
        Rob L. Goodpaster        Vice President, National Director of Marketing
        David Brickman           Vice President
        Robert F. Hollister      Property Controller

     James A. Stroud, age 47. Mr. Stroud has served as a director and Chief Operating Officer of CSL, CSLC and its predecessors since January 1986. He is also Co-Chairman of CSLC. Mr. Stroud also serves on the boards of various educational and charitable organizations, and in varying capacities with several trade organizations, including as a member of the Founder's Council and Board of Directors of the Assisted Living Federation of America, and as Housing Commissioner, President-Elect, and as a member of the Board of Directors of the National Association For Senior Living Industries. Mr. Stroud also serves as an Advisory Group member to the National Investment Conference. Mr. Stroud was a Founder of the Texas Assisted Living Association and serves as a member of its Board of Directors. Mr. Stroud has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant.

     Jeffrey L. Beck, age 53. Mr. Beck has served as a director and Chief Executive Officer of CSL, CSLC and its predecessors since January 1986. He is also Co-Chairman of CSLC. Mr. Beck also serves on the boards of various educational, religious and charitable organizations and in varying capacities with several trade associations. Mr. Beck served as Vice Chairman of the American Seniors Housing Association from 1992 to 1994, and as Chairman from 1994 to 1996, and remains a member of its Executive Board, and is a council member of the Urban Land Institute. Mr. Beck is Chairman of the Board of Directors of United Texas Bank of Dallas and is Chairman and President of Beck Properties Trophy Club.

     Keith N. Johannessen, age 41. Mr. Johannessen has served as President of CSL, CSLC and its predecessors since March 1994, and previously served as Executive Vice-President since May 1993. From 1992 to 1993, Mr. Johannessen served as Senior Manager in the health care practice of Ernst & Young. From 1987 to 1992, Mr. Johannessen was Executive Vice President of Oxford Retirement Services, Inc. Mr. Johannessen has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. Mr. Johannessen has been active in operational aspects of senior housing for 19 years.

     David W. Beathard, age 50. Mr. Beathard has served as Vice President - Operations of CSL, CSLC and its predecessors since August 1996. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm which provided operational, marketing and feasibility consulting regarding senior housing facilities. Mr. Beathard serves as a Designated Alternate member of the Board of Directors of the Texas Assisted Living Association. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 23 years.

     Rob L. Goodpaster, age 45. Mr. Goodpaster has served as Vice President - National Marketing of CSL, CSLC and its predecessors since December 1992. From 1990 to 1992, Mr. Goodpaster was National Director for Marketing for Autumn America, an owner and operator of senior housing facilities. Mr. Goodpaster is a member of the Board of Directors of the National Association For Senior Living Industries. Mr. Goodpaster has been active in the operational, development and marketing aspects of senior housing for 21 years.

     David Brickman, age 39. Mr. Brickman has served as Vice President and General Counsel of CSL, CSLC and its predecessors since July 1992. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation which provided travel services to U.S. corporations. Mr. Brickman has earned a Masters of Business Administration and a Masters in Health Administration. Mr. Brickman has either practiced law or performed in-house counsel functions for 11 years.

     Robert F. Hollister, age 42. Mr. Hollister, a Certified Public Accountant, has served as Property Controller for CSL, CSLC and its predecessors since April

1992. From 1985 to 1992, Mr. Hollister was Chief Financial Officer and Controller of Kavanaugh Securities, Inc., a NASD broker dealer. Mr. Hollister is a Certified Financial Planner. Mr. Hollister is a member of the American Institute of Certified Public Accountants and is also a member of the Texas Society of Certified Public Accountants.

The executive officers of CSL and Retirement Group are required to spend only such time on the Partnership's affairs as is deemed necessary in the sole judgment of CSL and Retirement Group. A significant amount of these officers' time is expected to be spent on matters unrelated to the Partnership.

Based solely upon a review of Forms 3, 4 and 5 furnished to the Partnership pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), or upon written representations received by the Partnership, the Partnership is not aware of any failure by any officer or director of Retirement Group or beneficial owner of more than 10% of the BUCs to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to 1997 except the following persons failed to file in a timely basis the following reports: (1) James A. Stroud filed five late reports on Form 4, reporting indirect ownership of Capital Trust's 15,028 BUCs, and (2) Jeffrey L. Beck filed five late reports on Form 4, reporting indirect ownership of his wife's 15,028 BUCs, for which he disclaims beneficial ownership.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

As of December 31, 1997, RLC owned 580,161 BUCs (approximately 51.9% of the total outstanding), Jeffrey L. Beck owned 10,482 BUCs individually, Janet Sue Beck owned 70,846 BUCs individually, Capital Trust, a trust for which James A. Stroud is the beneficiary, owned 16,943 BUCs, James A. Stroud owned 39,404 BUCs individually and Stroud Children's Trust II owned 24,980 BUCs. Jeffrey L. Beck and James A. Stroud may each be deemed to beneficially own the BUCs owned by RLC. Jeffrey L. Beck disclaims beneficial ownership of the BUCs owned by Janet Sue Beck, and Janet Sue Beck disclaims beneficial ownership of the BUCs owned by Jeffrey L. Beck. No other person is known by the Partnership to own more than 5% of the BUCs.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Prior to February 1, 1995, Senior Housing managed the Projects. Effective February 1, 1995, CSL manages the retirement living Projects pursuant to separate asset management agreements between the Partnership and CSL, which can be terminated with 45 days notice. The management agreements provide for reimbursement of all expenses of managing the properties, including salaries of on-site managers and out-of-pocket expenses of CSL, and provide for payment of a property management fee to CSL equal to 5% of the gross revenues of each

Project. For the periods ended December 31, 1997 and 1996, the Partnership paid CSL $851,577 and $987,104, respectively, in property management fees for managing the Projects and paid $297,925 in 1997 and $332,438 in 1996, for reimbursable expenses under the management agreements. In accordance with the partnership agreement, RLC does not receive any fees from the Partnership but it and affiliates may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership.

All property employees are paid by an affiliate of RLC. Reimbursed gross payroll and health insurance premiums, which were expensed by the Partnership in 1997 and 1997, were $4,429,839 and $5,254,495, respectively.

For the ten months ended October 31, 1997, certain salary and benefit reimbursements, administrative expenses and fees related to the operations of HCP are paid to affiliates of RLC. These amounts are as follows:

Salary and benefits                                          $      2,501,798
Asset management fees                                                 450,821
Property management fees                                              280,047
Administrative and other expenses                                     136,471
General partner management fees                                        75,815
                                                             ----------------

                                                             $      3,444,952
                                                             ================

In connection with the extension of the Silver Lakes mortgage, an affiliate of RLC received $40,453 in 1996 as a financing fee.

In May 1995, the Partnership contracted with Quality Home Care, Inc., an affiliate of RLC, to provide nursing services to the assisted living residents at the Harrison facility. The contract was executed to comply with certain state regulations. As part of the contract, the Partnership has transferred its share of assisted living revenues and expenses for the Harrison to Quality Home Care, Inc. resulting in an approximate decrease of $22,000 in net annualized profits.

In April 1996, an affiliate of RLC recognized a $878,592 gain on the Partnership's purchase of HealthCare Properties, L.P. limited partnership interests.

In the second quarter of 1997, the Partnership received a loan from two affiliates of the general partner totaling $500,000. The loan was repaid in the second quarter of 1997 and paid interest at 10%, totaling $2,740.

Upon sale of the Silver Lakes and Lakeridge Apartments in November, 1996, an affiliate of RLC received a $79,883 brokerage fee. Upon sale of the Partnership assets on November 3, 1997, an affiliate of RLC received a $4,597,080 broker fee.

Jeffrey L. Beck is an approximate 50% partner in RLC and is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts.

On December 10, 1996, The Partnership entered into contract with Capital Senior Development, Inc., an affiliate of RLC, to construct a 97 unit expansion of The Cottonwood facility, consisting of 49 units for independent living and 48 units for assisted living. The budgeted cost for the expansion is approximately $6,756,000 and includes funding for kitchen and dining room renovation. As of October 31, 1997, prior to its sale, expenditures for construction in process were $990,752.

The general partner and managing agent of HCP and NHP is an affiliate of RLC.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

Financial Statements.
---------------------

The following financial statements of the Partnership are filed as part of this report on pages 15 through 30 hereof:

              Report of Ernst & Young LLP, Independent Auditors

              Report of KPMG Peat Marwick LLP, Independent Auditors

              Consolidated Balance Sheets as of December 31, 1997 and 1996

              Consolidated Statements of Income for the years ended December 31, 1997 and 1996

              Consolidated Statements of Partners' Capital for the years ended December 31, 1997 and 1996

              Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996

              Notes to Consolidated Financial Statements

Exhibits
--------

The list of exhibits is incorporated herein by reference to the exhibit index on pages 32 through 38 of this report.

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the last quarter of fiscal 1997.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners and Beneficial Unit Certificate Holders of
  Capital Senior Living Communities, L.P.

We have audited the accompanying consolidated balance sheets of Capital Senior Living Communities, L.P. and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of income, partners' capital, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of HealthCare Properties, L.P. and subsidiaries, a 56% owned subsidiary through November 3, 1997, which statements reflect total revenues of $8,977,628 for the year ended December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for HealthCare Properties, L.P., is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Communities, L.P. and subsidiary at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                    Ernst & Young LLP
Dallas, Texas
February 6, 1998
except for Note 7, as to which the date is March 12, 1998

                          INDEPENDENT AUDITORS' REPORT

The Partners
HealthCare Properties, L.P.

     We have audited the accompanying consolidated balance sheet of HealthCare Properties, L.P. and subsidiaries (a Delaware limited partnership) as of December 31, 1997, and the related consolidated statements of income, partnership equity, and cash flows for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthCare Properties, L.P. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                               KPMG Peat Marwick LLP

Dallas, Texas
February 4, 1998


                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 and 1996
                           --------------------------


ASSETS                                                                                     1997                  1996
------                                                                                     ----                  ----

PROPERTY AND EQUIPMENT, net (Notes 1 and 3)                                          $           0         $  12,576,523

OTHER ASSETS:
   Cash and cash equivalents (Note 10)                                                  66,818,286            10,463,887
   Cash, restricted (Note 6)                                                                19,960               206,376
    Accounts receivable, net of allowance for doubtful accounts of
     $145,602 in 1997 and $164,822 in 1996 (Note 3)                                        599,824               373,163
    Prepaid expenses and other                                                               4,889                92,302
    Deferred financing charges, less accumulated amortization of
     $0 in 1997 and $311,938 in 1996 (Note 5)                                                    0               201,440
    Investments in limited partnerships (Notes 1 and 10)                                         0             8,275,920
                                                                                     -------------         -------------

         Total assets                                                                $  67,4$2,959         $  32,189,611
                                                                                     =============         =============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
   Accrued expenses and other liabilities (Notes 3 and 9)                            $     147,$30         $   1,303,833
   Note payable (Notes 1 and  5)                                                                 0                     0
   Customer deposits                                                                             0               248,458
                                                                                     -------------         -------------
         Total liabilities                                                                 147,830             1,552,291
                                                                                     -------------         -------------

Deferred income (Note 10)                                                                        0             3,400,684

Commitments and contingencies (Notes 6 and 8)

PARTNERS' CAPITAL (Notes 7 and 11):
   General partner                                                                         482,718                72,526
   Limited partner                                                                               1                     1
   Beneficial unit certificates, 1,264,000 issued and 1,117,692 and
     1,172,146 outstanding in 1997 and 1996 respectively                                69,035,516            28,426,464
   Repurchased beneficial unit certificates                                             (2,223,106)           (1,262,355)
                                                                                     -------------         -------------

         Total partners' capital                                                        67,295,129            27,236,636
                                                                                     -------------         -------------

         Total liabilities and partners' capital                                     $  67,4$2,959         $  32,189,611
                                                                                     =============         =============

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.


                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                     --------------------------------------

                                                                     1997                    1996
                                                                     ----                    ----
RENTAL AND OTHER INCOME:
         Independent                                          $     6,333,723         $     7,283,631
         Assisted living                                            1,435,193               1,603,074
         Nursing                                                    8,626,751               4,563,900
         Facility lease income                                      3,580,780                       0
         Multi-family                                                       0               1,101,317
         Other                                                      1,146,631                 923,700
                                                              ---------------         ---------------

                  Total Rental and Other Income                    21,123,078              15,475,622
                                                              ---------------         ---------------

EXPENSES (Note 9)
  Operating Expenses:
         Salaries, wages, and benefits                              7,357,896               5,543,353
         Property taxes                                               539,763                 565,415
         Management fees                                            1,604,227                 987,104
         Utilities                                                    744,827                 940,070
         Cost of meals provided                                     1,086,842               1,037,404
         Ancillary services                                         1,138,348                 792,713
         Repairs and maintenance                                      268,349                 246,859
         Service contracts                                            110,475                 152,532
         Insurance                                                    177,174                 213,137
         Bad debt expense                                              48,254                  22,312
         Other                                                        973,796                 879,896
         Amortization of deferred charges                             377,263                 170,178
         Depreciation                                               1,446,683               1,385,127
                                                              ---------------         ---------------

                  Total Operating Expenses                         15,873,897              12,936,100
                                                              ---------------         ---------------
         General and Administrative Expenses:
         Salaries, wages and benefits                                 358,194                 273,936
         Professional fees                                            584,428                 168,528
         Office supplies, communications, and reproduction            381,016                 116,132
         Other                                                        257,077                 173,091
                                                              ---------------         ---------------

                  Total General and Administrative Expenses         1,580,715                 731,687
                                                              ---------------         ---------------

                  Total Expenses                                   17,454,612              13,667,787
                                                              ---------------         ---------------

         Income from Operations                                     3,668,466               1,807,835

         Other Income (Expenses):
     Interest income                                                2,944,933                 425,697
     Interest expense                                              (1,854,689)               (185,314)
     Gain on sale of properties (Note 1)                           36,795,949                 437,819
     Equity earnings on investments (Note 10)                               0                 458,992
     Amortization of deferred income (Note 10)                              0                 118,632
     Income on investments                                                  0                  25,523
     Minority interest                                               (572,994)                      0
     Other                                                             37,579                  16,519
                                                              ---------------         ---------------

                  Total Other Income (Expense)                     37,350,778               1,297,868
                                                              ---------------         ---------------

   NET INCOME                                                 $    41,019,244         $     3,105,703
                                                              ===============         ===============

   NET INCOME ALLOCATION:
         General partner                                      $       410,192         $        31,057
         Beneficial unit certificate holders                       40,609,052               3,074,646
                                                              ---------------         ---------------

                  Total                                       $    41,019,244         $     3,105,703
                                                              ===============         ===============

   NET INCOME PER BENEFICIAL UNIT CERTIFICATE                 $         36.26         $          2.53
                                                              ===============         ===============

   BENEFICIAL UNIT CERTIFICATES OUTSTANDING                        1,117,692                1,172,146
                                                              ==============          ===============


 The accompanying notes are an integral part of these consolidated statements.



                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                     --------------------------------------





                                                                 Repurchased
                                           Beneficial            Beneficial
                                              Unit            Unit Certificates        Limited           General
                                          Certificates            (Note 11)            Partner           Partner              Total
                                      --------------------- ---------------------  ---------------  ----------------- --------------

BALANCE, December 31, 1995              $  25,351,818           $           0        $        1       $      41,469    $ 25,393,288

     Net income                             3,074,646                       -                 -              31,057       3,105,703

     Repurchased 91,854
     Beneficial Unit Certificates                   -              (1,262,355)                -                   -      (1,262,355)
                                        -------------           -------------        ----------       -------------    ------------

BALANCE, December 31, 1996                 28,426,464              (1,262,355)                1              72,526      27,236,636

     Net income                            40,609,052                       -                 -             410,192      41,019,244

     Repurchased 54,454
     Beneficial Unit Certificates                   -                (960,751)                -                   -         960,751)
                                        -------------         ---------------        ----------       -------------    ------------

BALANCE, December 31, 1997              $  69,035,516         $    (2,223,106)       $        1       $     482,718    $ 67,295,129
                                        =============         ===============        ==========       =============    ============



 The accompanying notes are an integral part of these consolidated statements.



                    CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                     --------------------------------------


                                                                         1997                              1996
                                                                         ----                              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                   $   41,019,244                      $   3,105,703
     Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation                                                    1,446,683                          1,385,127
       Amortization of deferred financing charges                        377,263                            170,178
       Provision for bad debts                                            48,254                             22,312
       Gain on sale of properties                                    (36,795,949)                          (437,819)
       Amortization of deferred income                                         0                           (118,632)
       Equity earnings on investment                                           0                           (458,992)
       Minority interest                                                 572,994                                  0
       Changes in operating assets and liabilities:
           Cash, restricted                                              186,416                             (2,588)
           Accounts receivable                                          (292,879)                            14,011
           Prepaid expenses and other                                     95,158                             36,426
           Accrued expenses and other liabilities                     (1,731,570)                            37,022
           Customer deposits                                             (51,208)                            32,295
                                                                  --------------                      -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES
                                                                       4,874,406                          3,785,043
                                                                  --------------                      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in limited partnerships                              (15,609,035)                        (3,401,207)
     Proceeds from sale of properties                                    336,736                          2,549,352
     Additions to property and equipment                              (1,358,203)                          (762,004)
     Cash acquired upon consolidation of HCP                           8,995,455                                  0
     Cash disposed upon sale of HCP                                   (9,993,974)                                 0
                                                                  --------------                      -------------

           NET CASH USED IN INVESTING ACTIVITIES                     (17,629,021)                        (1,613,859)
                                                                  --------------                      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Deferred loan charges paid                                          (99,834)                           (42,953)
     Proceeds from notes payable                                      76,833,798                                  0
     Payments on notes payable                                        (6,439,404)                          (145,319)
     Repurchase of beneficial unit certificates                         (960,751)                        (1,262,355)
     Distributions                                                      (224,795)                                 0
                                                                  --------------                      -------------


           NET CASH PROVIDED (USED) IN
               FINANCING ACTIVITIES                                   69,109,014                         (1,405,627)
                                                                  --------------                      --------------

   NET INCREASE IN CASH AND CASH EQUIVALENTS                          56,354,399                            720,557

CASH AND CASH EQUIVALENTS, Beginning of Year                          10,463,887                          9,743,330
                                                                  --------------                      -------------

CASH AND CASH EQUIVALENTS, End of Year                            $   66,818,286                      $  10,463,887
                                                                  ==============                      =============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for interest                                       $    1,854,689                      $     185,314
                                                                  ==============                      =============







 The accompanying notes are an integral part of these consolidated statements.


                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996
                           --------------------------

1.   ORGANIZATION AND SALE OF PARTNERSHIP ASSETS:
     --------------------------------------------

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

The general partner of the Partnership is Retirement Living Communities, L.P., an Indiana limited partnership ("RLC"). The limited partner is Retirement Living Fiduciary Corporation, an Indiana corporation ("RLFC").

As of July 8, 1997, the Partnership entered into an asset purchase agreement with an affiliate of RLC, Capital Senior Living Properties, Inc. ("CSLP"), pursuant to which the Partnership had agreed to sell substantially all of its assets, other than working capital, to CSLP conditioned upon, among other things, the funding of the parent company of CSLP's initial public offering. On November 3, 1997, the Partnership sold its four retirement projects, its interest in Encore Limited Partnership, its interest in HealthCare Properties,
L.P. ("HCP") and its interest in the Pension Notes and limited partnership interests of NHP Retirement Housing Partners I, Limited Partnership ("NHP") to CSLP for $76,617,993. The Partnership obtained independent valuations of properties from third party valuation firms, which were utilized in determining the sales price. Sales proceeds were paid by the assumption of the Lehman loan of $70,833,798 and by delivery of short term note of $5,784,195. The short term note was subsequently paid in full on November 6, 1997. After payment of closing costs and broker fees, net cash proceeds to the Partnership were $336,736. Effective November 6, 1997, the restrictions on the U.S. Treasury bills were released and such U.S. Treasury bills in the principal amount of $64,202,685 became an unrestricted asset of the Partnership. In conjunction with the sale of the Partnership's investment in HCP, and in compliance with Section 16b of the Securities and Exchange Act, the Partnership paid to HCP $440,007 in short swing profits made on purchases of interests in HCP within a six month period prior to the sale. This sale resulted in the recognition of a $36,795,949 gain.

A description of the Projects operated during 1997 by the Partnership is as follows:

Towne Centre Retirement Community ("Towne Centre") - This project is located on a 15-acre site in Merrillville, Indiana, and includes a 148-unit retirement living community, a 34-bed assisted living unit which is licensed as residential, and a 64-bed intermediate and skilled healthcare unit licensed under a comprehensive license.

Canton Regency Retirement Community ("Canton Regency") -This project is located on a 10-acre site in Canton, Ohio, and includes a 147-unit retirement living community, a 34-bed assisted living unit, and a 50-bed intermediate and skilled healthcare unit licensed by the Ohio Department of Health.

Cottonwood Village Retirement Community ("Cottonwood Village") -This project is a 65-unit retirement living center located on a 2-acre site in Cottonwood, Arizona.

On December 10, 1996, the Partnership entered into a contract with Capital Senior Development, Inc., an affiliate of RLC, to construct a 97 unit expansion of the Cottonwood facility, comprised of 49 units for independent living and 48 units for assisted living. The budgeted cost for the expansion is approximately $6,756,000 and includes funding for kitchen and dining room renovation. As of October 31, 1997, prior to its sale to CSLP, expenditures for construction in process were $990,752.

Harrison  Retirement   Community   ("Harrison")  -This  project  is  a  124-unit
retirement living center located on a 4 1/2-acre site in Indianapolis, Indiana.

On November 1, 1996, the Partnership sold its two multi-family properties to a non-related third party for a combined sales price of $4,793,000. This sale resulted in the recognition of a $437,819 gain and net cash proceeds of $2,549,352 to the Partnership, after repayment of the related mortgage payable of $1,889,829. A description of these properties is as follows:

Village Green II Apartments (subsequently renamed "Lakeridge") -This project is a 136-unit multifamily apartment complex located in Kissimmee, Florida.

Village Green I Apartments (subsequently renamed "Silver Lakes") -This project is a 132-unit multifamily apartment complex located in Kissimmee, Florida.

It is the intention of the general partner to wind down the business affairs of the Partnership and to substantially distribute its cash holdings, leaving a small working capital reserve available for obligations that may result from future contingencies. (See Note 7.)

2.   OWNERSHIP BY RLC:
     -----------------

On September 12, 1990, RLC completed a solicitation of BUC holders in order to acquire BUC interests, resulting in the acquisition of 561,336 BUCs by RLC, representing approximately 44% of the total BUCs outstanding. As of December 31, 1997, RLC owns 580,161 BUCs, representing 51.9% of the total BUCs outstanding.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Partnership, its 99%-owned subsidiary, Retirement Partnership, Ltd., and HCP. HCP includes the accounts of HCP and its wholly owned subsidiaries, Danville Care, Inc., Foothills Care, Inc., Countryside Care, Inc., Countryside Care,

L.P., and Cambridge Nursing Home Limited Liability Company ("Cambridge"). All significant intercompany accounts and transactions have been eliminated in consolidation. The 1% minority interest in Retirement Partnership, Ltd. is not presented separately due to its immateriality.

By June 30, 1997, the Partnership had increased its ownership in HCP to approximately 56% and changed its accounting for its investment in HCP from the equity method to the consolidation method. In the accompanying consolidated financial statements, HCP is consolidated as though a controlling financial interest in HCP had been acquired by the partnership at January 1, 1997. HCP is consolidated through October 31, 1997, prior to the Partnership's sale of its HCP limited partnership interests on November 3, 1997. At December 31, 1996, the Partnership owned approximately 31% of HCP's limited partner units and accounted for its investment in HCP on the equity method. Preacquisition earnings for 1997 applicable to HCP are included in minority interest. HCP is a Delaware limited partnership established for the purpose of acquiring, leasing, and operating existing or newly constructed long-term health care properties. One property is operated by HCP and seven properties are leased to qualified operators wh provide specialized health care services. Capital Realty Group Senior Housing, Inc. ("Senior Housing") is the general partner. Senior Housing is an affiliate of the general partner of the Partnership.

Property and Equipment
----------------------

The Partnership provides for depreciation on property and equipment using the straight-line method over their estimated useful lives ranging from 5 to 27.5 years. The cost of property and equipment and their useful lives are summarized as follows:


                                                      Useful Life                    1996
                                                      -----------                    ----

Land                                                                          $       879,723
Land improvements                                      27.5 years                     127,481
Buildings and building improvements                    27.5 years                  13,562,383
Furniture and equipment                                   5 years                   4,499,330
Construction in process                                                               280,946
                                                                              ---------------

                                                                                   19,349,863

Less-accumulated depreciation                                                      (6,773,340)
                                                                              ---------------

                                                                              $    12,576,523
                                                                              ===============


At each balance sheet date, the Partnership reviews the carrying value of the property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Partnership considers external factors, including local market developments, national trends, and other publicly available information. If these external factors indicated the property and equipment will not be recoverable, as determined based upon undiscounted cash flows of the business, the carrying value of the asset will be reduced by the estimated shortfall of discounted cash flows. The Partnership does not believe there currently are any indicators that required an adjustment to the carrying value of the property and equipment or their respective remaining useful lives as of December 31, 1996 and prior to its sale of property on November 3, 1997.

Cash Equivalents
----------------

The Partnership considers investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition
-------------------

Revenue from the four retirement living communities and the two multifamily apartment complexes is recognized in the period in which the unit rental and/or food services relate.

Revenue from two of the Projects (Towne Centre and Canton Regency) which offer assisted living, intermediate, and skilled healthcare (in addition to retirement living), is recognized as services are performed. The Towne Center healthcare center (the Center) is a provider of services under the Indiana Medicaid program. Accordingly, the Center is entitled to reimbursement under the foregoing program at established rates which are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. The Towne Centre and Canton Regency healthcare centers (the Centers) are also providers of services under the Medicare program. The Centers are entitled to reimbursement under the foregoing programs in amounts determined based on the filing of an annual cost report prepared in accordance with Federal regulations, which reports are subject to audit and retroactive adjustments i future periods. Revenue from the Medicare program is recorded at established rates and adjusted for differences between such rates and estimated amounts reimbursable from the program. Any differences between estimated and actual reimbursements are included in operations in the year of settlement. Prior year adjustments for the centers in 1997 and 1996 totaled $859,982 and $73,366 in credits, respectively. Included in accounts receivable at December 31, 1997 and 1996, is $415,249 and $0, respectively, for settlements due from the Medicare program. Included in accrued expenses and other liabilities at December 31, 1997 and 1996 is $134,546 and $0, respectively, for amounts due to the Medicare program. Under Federal regulations, Medicare reimbursements to these facilities are limited to routine cost limits determined on a geographical region. The Partnership has filed exception reports to request reimbursement in excess of its routine cost limit for the years 1992 to 1996. There can be no assurance that an exception to the properties routine cost limits will be granted.

Partnership revenues in 1997 include ten months of operations of the Cambridge facility due to the consolidation of HCP. The Cambridge facility provides skilled healthcare and is a provider of services under the Medicare program and the Massachusetts state Medicaid program. Prior year adjustments for the Cambridge facility in 1997 totaled $12,246.

Revenues from the Medicare and Medicaid programs accounted for approximately 13.6% and 14.4%, respectively, of the Partnership's net revenues for the year ended December 31, 1997. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Partnership believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

The carrying amounts and fair values of financial instruments at December 31, 1997 and 1996 are as follows:




                                                            1997                                         1996
                                                            ----                                         ----

                                               Carrying               Fair                 Carrying                   Fair
                                                Amount                Value                  Amount                   Value
                                               --------               -----                --------                  ------
Cash and cash equivalents                $     66,818,286        $   66,818,286        $     10,463,887         $  10,463,887
Cash, restricted                                   19,960                19,960                 206,376               206,376
Investments in
   limited partnerships                                 0                     0               8,275,920             6,348,776


The following methods and assumptions were used by the General Partner in estimating its fair value disclosures for financial instruments:

                Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value.

               Investments in limited partnerships: The fair values are based on the most recent purchase price.

5.   NOTE PAYABLE:
     -------------

Note payable at December 31, 1997 and 1996 is $0.

On November 1, 1996, a mortgage loan bearing interest at 11%, and having an outstanding balance of $1,994,445 on November 1, 1996 was paid upon sale of the Silver Lakes Apartments.

On July 29, 1994, the Partnership obtained a $12,000,000 open-end mortgage loan commitment from a non-affiliated mortgage company, and pledged the Cottonwood, Harrison, Towne Centre and Canton Regency retirement communities as collateral. On June 30, 1995, the Partnership increased its mortgage loan commitment from $12,000,000 to $17,500,000. The Partnership borrowed $5,500,000 under this loan commitment in the second quarter of 1997, which was repaid on July 1, 1997 with proceeds from the Lehman Brothers loan.

In connection with obtaining the open end mortgage loan commitment in 1994, the Partnership incurred $449,596 in deferred financing charges, which are being amortized over the life of the loan commitment using the straight line method, and were fully amortized when the mortgage commitment was retired on July 1, 1997.

On June 30, 1997, the Partnership entered into a $77,000,000 mortgage loan agreement with Lehman Brothers and pledged the Cottonwood, Harrison, Towne Centre, and Canton Regency retirement communities and its investment in HCP and NHP as collateral. The loan agreement would have matured on December 31, 1997. On July 1, 1997, approximately $70,000,000 became outstanding under this loan agreement; $5,500,000 was used to repay an outstanding mortgage loan commitment and approximately $64,500,000 was used t fund the liquidity requirement under the loan agreement through the purchase of three-month U.S. Treasury bills. The U.S. Treasury bills were sold under a repurchase agreement with a term equal to their maturity. Interest costs are based on 30-day LIBOR plus 50 basis points. On November 3, 1997, the Partnership sold substantially all its assets to CSLP, resulting in the transfer of the Lehman Brothers' loan to CSLP and the release of the liquidity requirement on the U.S. Treasury bills on November 6, 1997.

In connection with obtaining the Lehman Brothers loan, the Partnership incurred $85,355 in deferred financing charges, which were being amortized over the life of the loan commitment using the straight line method and were fully amortized when the loan was transferred on November 3, 1997.

During the second quarter of 1997, a $500,000 loan was obtained and repaid to an affiliate of RLC. Stated interest was at 10%.

Due to the consolidation of HCP, outstanding mortgage loans for HCP at October 31, 1997 amounted to $6,768,010. These mortgage loans bear interest ranging from 6.8% to 10.75% and mature from 2001 to 2012. During the 10 months ending October 31, 1997, $439,404 of note payments were made.

6.   COMMITMENTS:
     ------------

The Partnership had $19,960 in certificates of deposit at December 31, 1997 and $56,376 in certificates of deposit at December 31, 1996, restricted for utility deposits. The certificates of deposit mature one year from the original purchase date.

In conjunction with the Partnership's mortgage loan commitment, a compensating balance of $150,000 was established with the mortgage company. The compensating balance at December 31, 1997 and 1996 is $0 and $150,000, respectively.

7.   CASH DISTRIBUTIONS:
     -------------------

Net operating income, if distributed as determined by the General Partner at its sole discretion, is to be distributed 99% to the BUC holders and 1% to RLC until the BUC holders receive distributions equal to a cumulative noncompounded annual return of 11% on their adjusted capital contributions. Thereafter, remaining net operating income is distributed 90% to the BUC holders and 10% to RLC.

The second amended Partnership Agreement allows the general partner sole discretion in determining cash distributions. Prior to this amendment, cash distributions were to be paid within 45 days of each calendar quarter. There were no distributions for 1997 and 1996. Due to the sale of the Partnership's assets on November 3, 1997, it is the general partner's intention to substantially distribute the Partnership's cash holdings, leaving a small working capital reserve available for obligations that may result from future contingencies.

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

On March 12, 1998, a distribution of $61,000,000 was made available, of which $40,540,478 was disbursed to the current BUC holders, and a $1,802,800 distribution was disbursed to the general partner. Approximately $4,400,000 has been retained as working capital reserve.

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


                                                                           For the Year Ended December 31,
                                                                           -------------------------------


                                                                     1997                                 1996
                                                                     ----                                 ----
Net income per
     Statement of income                                   $       41,019,244                   $       3,105,703

     Decrease in vacation expense accrual                             (70,823)                               (715)
     Non-deductible bad debt expense                                  (19,220)                             23,370
     Other non-deductible expenses                                      1,041                               1,250
     (Decrease) increase in workers
      compensation accrual                                            (48,420)                                120
     Excess of book over tax depreciation                                   -                             101,069
     Excess of tax over book depreciation                            (472,582)                                  -
     Investment income accounted for under
      the equity method for book and not tax
                                                                      572,994                            (603,147)
     Tax adjustment on sale of properties                          (1,380,810)                            268,068
     Income from joint ventures                                      (552,220)                            181,660
                                                           ------------------                   -----------------

         Taxable income                                    $       39,049,204                   $       3,077,378
                                                           ==================                   =================


The tax basis of the Partner's capital accounts are as follows:


                                                                                 For the Year Ended December 31


                                                                   1997                                 1996
                                                                   ----                                 ----

General Partner                                           $         1,858,164                    $         19,024
BUC Holders                                                        59,495,678                          22,285,615
                                                          -------------------                    ----------------
                                                          $        61,353,842                    $     22,304,639
                                                          ===================                    ================


The basis of property and equipment, net of accumulated depreciation, for Federal income tax purposes was $0 and $13,504,827 at December 31, 1997 and 1996, respectively.

In the event the Partnership is taxed as a corporation because it is "publicly traded" under Section 7704 of the Internal Revenue Code of 1986, then the Partnership would be taxed at corporate rates on all of its taxable income and distributions to the BUC holders would be treated as fully taxable dividends to the extent of current and accumulated earnings and profits, while distributions in excess of current and accumulated earnings and profits would be treated as the nontaxable return of capital to the extent of each BUC holder's basis in the BUCs. Partnership management does not believe the Partnership will be taxed as "publicly traded" for fiscal 1997 based on its interpretation of Section 7704 and no provision for income taxes has been reflected in the accompanying consolidated statements of income. No ruling has been requested from the Internal Revenue Service regarding this matter and there can be no certainty as to the ultimate outcome of this matter at this time.

9.   TRANSACTIONS WITH RELATED PARTIES:
     ----------------------------------

In accordance with the partnership agreement, the general partner, RLC does not receive any fees from the Partnership but may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership. All projects are managed by affiliates of RLC. Partnership expenses incurred by RLC and affiliates, which were reimbursed and expensed by the Partnership for the years ended December 31, 1997 and 1996, were $297,925 and $332,438, respectively. Management fees reimbursed and expensed by the Partnership to an affiliate of RLC for the years ended December 31, 1997 and 1996 were $851,577 and $987,104, respectively.

All property employees are paid by an affiliate of RLC. Reimbursed gross payroll and health insurance premiums, which were expensed by the Partnership in 1997 and 1996, were $4,429,839 and $5,254,495, respectively.

Amounts due RLC and affiliates at December 31 are as follows:



                                                                         1997                               1996
                                                                         ----                               ----

Payroll and health  insurance                                      $              0                   $        218,905
Overhead reimbursement                                                        9,263                             29,781
Management fees                                                                   0                              3,494
                                                                   ----------------                   ----------------
                                                                   $          9,263                   $        252,180
                                                                   ================                   ================

For the ten months ended October 31, 1997, certain salary and benefit reimbursements, administrative expenses and fees related to the operations of HCP are paid to affiliates of RLC. These amounts are as follows:


Salary and benefits                                     $     2,501,798
Asset management fees                                           450,821
Property management fees                                        280,047
Administrative and other expenses                               136,471
General partner management fees                                  75,815
                                                        ---------------
                                                        $     3,444,952
                                                        ===============

In connection with the extension of the Silver Lakes mortgage, an affiliate of RLC received $40,453 in 1996 as a financing fee.

In May 1995, the Partnership contracted with Quality Home Care, Inc., an affiliate of RLC, to provide nursing services to the assisted living residents at the Harrison facility. The contract was executed to comply with certain state regulations. As part of the contract, the Partnership has transferred its share of assisted living revenues and expenses for the Harrison to Quality Home Care, Inc. resulting in an approximate decrease of $22,000 in profits for 1997.

In April 1996, an affiliate of RLC recognized a $878,592 gain on the Partnership's purchase of HCP limited partnership interests. (See Note 10.)

In the second quarter of 1997, the Partnership received a loan from two affiliates of the general partner totaling $500,000. The loan was repaid in the second quarter of 1997 and paid interest at 10% of $2,740.

Upon sale of The Silver Lakes and Lakeridge Apartments in November, 1996 an affiliate of RLC received a $79,883 brokerage fee. Upon sale of the Partnership properties on November 3, 1997, an affiliate of RLC received a $4,597,080 broker fee.

In addition, a 50% partner in RLC is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts.

The general partner and managing agent of HCP and NHP is an affiliate of RLC. (See Note 10.)

10.  ACQUISITION OF INVESTMENTS:
     ---------------------------

During 1997 and 1996, the Partnership made various purchases of limited partnership interests in HCP. During 1997 and 1996, the Partnership paid $5,604,945 and $3,200,685, respectively, for partnership interests in HCP. Prior to the sale on November 3, 1997, the Partnership had cumulatively paid $9,114,455 for a 56% ownership in HCP, which owns a portfolio of 8 nursing home and rehabilitation facilities. (See Note 11.)

In the second quarter of 1996, 9.36% in limited partnership interests in HCP was purchased from Senior Housing who had acquired the interests in 1993. The Partnership paid $1,269,077 to such affiliate, who recognized a $878,592 gain on the transaction. Because of this purchase, the Partnership exceeded 20% ownership and changed its method of accounting from the cost method to the equity method. The change resulted in recording $3,519,315 of deferred income for the difference between cost and the underlying equity in HCP, and was being amortized over 20 years prior to the sale of the investment in HCP. During 1997, the Partnership continued purchasing limited partnership interests in HCP from individual limited partners in HCP in privately negotiated transactions. In June 1997, the Partnership exceeded 50% ownership of HCP and changed its method of accounting from the equity method to a consolidated basis, effective January 1, 1997.

Summary financial information regarding consolidated financial position and results of operations of HCP as of and for the ten month ended October 31, 1997 and as of and for the year ended December 31, 1996 is summarized below.




                                                                         1997                               1996
                                                                         ----                               ----

Cash                                                              $      9,993,974                   $      8,995,455
Property and equipment, net                                             21,047,864                         22,112,619
Other assets                                                             1,313,703                          1,379,473
                                                                  ----------------                   ----------------
Total assets                                                      $     32,355,541                   $     32,487,547
                                                                  ================                   ================

Liabilities                                                       $        837,191                   $      1,215,508
Mortgage loans                                                           6,768,010                          7,207,414
Equity                                                                  24,750,340                         24,064,625
                                                                  ----------------                   ----------------
Total liabilities and equity                                      $     32,355,541                   $     32,487,547
                                                                  ================                   ================

Net revenue                                                       $      7,654,484                   $      7,560,104
                                                                  ================                   ================
Net income                                                        $      1,010,715                   $      1,637,343
                                                                  ================                   ================


During 1997 and 1996, the Partnership made various purchases of outstanding Pension Notes of NHP. During 1997 and 1996, the Partnership paid $10,004,090 and $199,158, respectively, for purchases of Pension Notes. Prior to the sale on November 3, 1997, the Partnership had cumulatively paid $10,790,828 for a 30.8% ownership of outstanding Pension Notes of NHP. NHP owns a portfolio of 5 independent living retirement facilities. The Pension Notes bear simple interest at 13% per annum. Interest of 7% is paid quarterly, with the remaining 6% interest deferred. Deferred interest and principal matures on December 31, 2001. During 1996, the Partnership paid $1,364 for a 3.1% ownership of limited partnership interests in NHP.

The Partnership accounted for the investments in NHP at cost and classified them as held to maturity at December 31, 1996.

11.  REPURCHASE OF BENEFICIAL UNIT CERTIFICATES
     ------------------------------------------

The Partnership purchased 54,454 beneficial unit certificates for $960,751 during 1997, at an average cost of $17.64 per unit. As of December 31, 1997, the Partnership has repurchased 146,308 beneficial unit certificates for a cost of $2,223,106.

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

                 CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                 By:  RETIREMENT LIVING COMMUNITIES
                      General Partner

                      By:  CAPITAL RETIREMENT GROUP, INC.
                           General Partner


                           By:/s/ James A. Stroud
                              ----------------------------------------
                              James A. Stroud, Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ James A. Stroud      Chief Operating Officer                March 30, 1998
-------------------      and Director (Chief financial
James A. Stroud          and accounting officer)



/s/ Jeffrey L. Beck      Chief Executive Officer                March 30, 1998
-------------------      and Director
Jeffrey L. Beck


                                  EXHIBIT LIST

                                                                                Page Nos.
                                                                                 In This
Exhibit   Description                                                             Filing
-------   ------------------------------------                                  ---------

3-A Articles of Incorporation of Retirement Living Fiduciary Corporation, filed as Exhibit 3-A to Amendment No. 3 to the Partnership's
          Registration Statement on Form S-11 under Registration No. 33-3157 filed with the Commission on March 31, 1986, and incorporated herein by reference.

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

*10-BB Management agreement dated February 1, 1995 between the Partnership and CSL relating to The Harrison at Eagle Valley.

*10-CC Management Agreement dated February 1, 1995 between the Partnership and CSL relating to Towne Centre.

*10-DD Management Agreement dated February 1, 1995 between the Partnership and CSL relating to Cottonwood Village.

*21 Management Agreement dated February 1, 1995 between the Partnership and CSL relating to Canton Regency Retirement Community.

*27       List of Subsidiaries.

28-A      Financial Data Schedule required by Item 601 of Regulation S-B.

99        Orders appointing  Capital Realty Group  Management,  Inc. as receiver for  Congregate  Housing  Partnership of  Merrillville  and Congregate
          Housing   Partnership  of  Canton,   filed  as  Exhibit  28-A  to  the
          Partnership's  Annual  Report on Form 10-K for the  fiscal  year ended
          December 31, 1991, and incorporated herein by reference.

          HealthCare Properties, L.P. financial statements at December 31, 1996.




*  Filed herewith.
