Form 10QSB
period 1998-03-31
CAPITAL SENIOR LIVING COMMUNITIES L P
filed 1998-05-14
CIK 789283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period

From                                to
     -----------------------------      --------------------------

Commission file number 0-14752.
                       -------

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

              14160 Dallas Parkway, Suite 300, Dallas, Texas 75240
              ----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (972) 770-5600
                                 --------------
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

     Transitional Small Business Disclosure Format  Yes         No     X  .
                                                        -------    -------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements


                      CAPITAL SENIOR LIVING COMMUNITIES, LP

                           CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                   ------------------------------------------


                                                                           March 31,                 December 31,
                                                                             1998                        1997
                                                                          (Unaudited)                 (Audited)
                                                                          -----------                ------------
ASSET
-----

OTHER ASSETS:
   Cash and cash equivalents                                          $     25,238,417            $    66,818,286
   Cash, restricted                                                             19,960                     19,960
   Accounts receivable, net of allowance for doubtful accounts
     of $114,809 in 1998 and $145,602 in 1997                                  503,237                    599,824
   Prepaid expenses and other                                                    2,794                      4,889
                                                                      ----------------             --------------

         Total assets                                                 $     25,764,408             $   67,442,959
                                                                      ================             ==============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

   Accrued expenses and other liabilities                             $        126,718             $      147,830
                                                                      -----------------            --------------

         Total liabilities                                                     126,718                    147,830
                                                                      -----------------            --------------

PARTNERS' CAPITAL:
   General partner                                                              79,384                    482,718
   Limited partner                                                                   1                          1
      Beneficial unit certificates, 1,264,000
           issued and 1,117,692 outstanding                                 27,781,411                 69,035,516
      Repurchased beneficial unit certificates                              (2,223,106)                (2,223,106)
                                                                      -----------------            --------------

         Total partners' capital                                            25,637,690                 67,295,129
                                                                      -----------------            --------------

         Total liabilities and partners' capital                      $     25,764,408             $   67,442,959
                                                                      =================            ==============

                       See notes to financial statements




                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               --------------------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                                         Three Months ended March 31,
                                                                         ----------------------------
                                                                      1998                          1997
                                                                      ----                          ----
RENTAL AND OTHER INCOME
   Independent                                                    $            0                $    1,847,313
   Assisted Living                                                             0                       430,412
   Nursing                                                                 9,460                     1,204,606
   Other                                                                   2,715                       240,195
                                                                  --------------                --------------
                                                                          12,175                     3,722,526

INTEREST INCOME                                                          732,477                        64,445

INCOME ON INVESTMENTS                                                          0                       159,294
                                                                  --------------                --------------

                  Total income                                           744,652                     3,946,265
                                                                  --------------                --------------

EXPENSES:
   Salaries, wages and benefits                                           14,271                     1,425,780
   Operating and other administrative expenses                            44,542                     1,593,625
   Depreciation and amortization                                               0                       195,216
                                                                  --------------                --------------

                  Total expenses                                          58,813                     3,214,621
                                                                  --------------                --------------

NET INCOME                                                        $      685,839                $      731,644
                                                                  ==============                ==============

NET INCOME ALLOCATION:
   General partner                                                $        6,858                $        7,316
   Beneficial unit certificate holders                                   678,981                       724,328
                                                                  --------------                --------------

                  Total                                           $      685,839                $      731,644
                                                                  ==============                ==============

NET INCOME PER BENEFICIAL UNIT
   CERTIFICATE                                                    $          .61                $          .63
                                                                  ==============                ==============

OUTSTANDING BENEFICIAL UNIT
   CERTIFICATES                                                        1,117,692                     1,151,426
                                                                  ==============                ==============

                       See notes to financial statements
                                       2


                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                    -----------------------------------------
                                   (UNAUDITED)
                                   -----------


                                    Beneficial        Repurchased
                                       Unit            Beneficial           Limited           General
                                   Certificates    Unit Certificates        Partner           Partner             Total
                                   ------------    -----------------        --------          -------             -----

BALANCE, December 31, 1997       $   69,035,516     $    (2,223,106)        $        1     $   482,718      $    67,295,129

         Net Income                     678,981                   -                  -           6,858              685,839

         Net Income                  (1,392,608)                  -                  -       1,392,608                    0
Distribution
             Adjustment

         Distributions              (40,540,478)                  -                  -     (1,802,800)          (42,343,278)
                                 --------------     ---------------         ----------     ----------       ---------------

BALANCE, March 31, 1998          $   27,781,411     $    (2,223,106)        $        1     $    79,384      $    25,637,690
                                 ================   ===============         ==========     ===========      ===============


                       See notes to financial statements


                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               --------------------------------------------------
                                   (UNAUDITED)
                                   -----------


                                                                                      For the Three Months
                                                                                        Ended March 31,
                                                                                        ---------------
                                                                               1998                      1997
                                                                               ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $      685,839             $      731,644
   Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
         Depreciation                                                                  0                    163,410
         Amortization of deferred financing charges                                    0                     31,806
         Provision for bad debt                                                  (30,793)                         0
         Amortization of deferred income                                               0                    (44,864)
         Equity in earnings of investee                                                0                   (110,230)
         Changes in assets and liabilities, net of effects of acquisitions:
           Accounts receivable                                                   127,380                    (32,820)
           Prepaid expenses and other                                              2,095                     46,021
           Accrued expenses and other liabilities                                (21,112)                   121,953
           Customer Deposits                                                           0                      7,405
                                                                          --------------             --------------
                  NET CASH PROVIDED BY
                     OPERATING ACTIVITIES                                        763,409                    914,325
                                                                          --------------             --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                 0                   (202,668)
   Investments in limited partnerships                                                 0                 (8,008,436)
                                                                          --------------             --------------
                  NET CASH USED IN
                     INVESTING ACTIVITIES                                              0                 (8,211,104)
                                                                          --------------             --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                             (42,343,278)                         0
   Repurchase of beneficial unit certificates                                          0                   (329,620)
                                                                          --------------             --------------

                  NET CASH USED IN
                      FINANCING ACTIVITIES                                   (42,343,278)                  (329,620)
                                                                          --------------             --------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                          (41,579,869)                (7,626,399)

CASH AND CASH EQUIVALENTS, Beginning of Period                                66,818,286                 10,463,887
                                                                          --------------             --------------

CASH AND CASH EQUIVALENTS, End of Period                                  $   25,238,417             $    2,837,488
                                                                          ==============             ==============


                       See notes to financial statements

                                      CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                                      ---------------------------------------

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    ------------------------------------------

                                                   MARCH 31 1998
                                                   -------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Principals of Consolidation
---------------------------

The accompanying consolidated balance sheet, as of March 31, 1998, includes the accounts of the Partnership and its 99%-owned subsidiary, Retirement Partnership, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The 1% minority interest in Retirement Partnership, Ltd. is not presented separately due to its immateriality.

The financial information has been prepared in accordance with the Partnership's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto included in the Partnership's annual report filed in Form 10-KSB for the year ended December 31, 1997.

Cash Equivalents
----------------

The Partnership considers investments with original maturities of three months or less to be cash equivalents.

2.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

The  Partnership  had $19,960 in  certificates  of deposit at March 31, 1998 and
December  31,  1997   respectively,   restricted  for  utility   deposits.   The
certificates of deposit mature one year from the original purchase date.

3.   TRANSACTIONS WITH RELATED PARTIES:
     ----------------------------------

In accordance with the Partnership Agreement, the general partner, Retirement Living Communities, L.P. ("RLC"), does not receive any fees from the Partnership but may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership. In addition, an affiliate of RLC is managing the assets of the Partnership. Partnership expenses incurred by RLC and affiliates, which were expensed by the Partnership for the first fiscal quarter ended March 31, 1998 and 1997, were $15,422 and $105,357, respectively. Management fees reimbursed and expensed by the Partnership to RLC and affiliates for the first fiscal quarter ended March 31, 1998 and 1997, were $0 and $241,928, respectively.

In addition, the Partnership has no employees. An affiliate of RLC makes gross payroll deposits and health insurance premium payments on behalf of the properties owned by the Partnership, which are reimbursed by the Partnership, and is required to fund any excess health insurance claims not covered by the Partnership's health premiums or related insurance policy. Reimbursed gross payroll deposits and health insurance premiums, which were expensed by the Partnership during the first fiscal quarter of 1998 and 1997, were $0 and $1,322,908, respectively.

In addition, a 50% partner of RLC is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts.

4.   DISPOSITION OF PROPERTY
     -----------------------

On July 8, 1997, the Partnership entered into an asset purchase agreement with an affiliate of RLC, Capital Senior Living Properties, Inc. ("CSLP"), pursuant to which the Partnership had agreed to sell substantially all of its assets, other than working capital, to CSLP conditioned upon, among other things, the funding of the parent company of CSLP's initial public offering. On November 3,

1997, the Partnership sold its four retirement projects, its interest in Encore Limited Partnership, its interest in HealthCare Properties, L.P. ("HCP") and its interest in the Pension Notes and limited partnership interests of NHP Retirement Housing Partners I Limited Partnership ("NHP") to CSLP for $76,617,993. The Partnership obtained independent valuations of properties from third party valuation firms, which were utilized in determining the sales price. Sales proceeds were paid by the assumption of the Lehman loan of $70,883,798 and by delivery of short term note of $5,784,195. The short term note was subsequently paid in full on November 6, 1997. After payment of closing costs and broker fees, net cash proceeds to the Partnership were $336,736. Effective November 6, 1997, restrictions on U.S. Treasury bills being held were released and such U.S. Treasury bills in the principal amount of $64,202,685 became an unrestricted asset of the Partnership. In conjunction with the sale of the Partnership's investment in HCP, and in compliance with Section 16b of the Securities and Exchange Act, the Partnership paid to HCP $440,007 in short swing profits made on purchases of interests in HCP within a six month period prior to the sale.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of Capital Senior Living Communities, L.P. (the "Partnership") included in this Report.

As of March 31, 1998, the Partnership's assets included a 99% interest in Retirement Partnership, Ltd. (the "Partnership Subsidiary").

RESULTS OF OPERATIONS
---------------------

Since the sale of Partnership property on November 3, 1997, the Partnership's primary source of funds is interest income earned on cash holdings.

FIRST QUARTER OF 1998 COMPARED WITH FIRST QUARTER OF 1997
---------------------------------------------------------

Rental and other income for the first fiscal quarter ended March 31, 1998 and 1997 was $12,175 and $3,722,526, respectively. The decreased revenues of $3,710,351 from the first quarter of 1997 to 1998 is attributable to the sale of Partnership properties in November, 1997. Interest income for the first fiscal quarter ended March 31, 1998 and 1997 was $732,477 and $64,445, respectively. Interest income increased $668,032 from the first quarter ended 1997 to the first quarter ended 1998 due to interest income earned on additional cash holdings from the sale of Partnership assets in November, 1997. Income on investments decreased from $159,294 for the first quarter in 1997 to $0 for the first quarter in 1998 and is due to the sale of Partnership properties in November, 1997. Total expenses for the first quarter ended March 31, 1998 and 1997 was $58,813 and $3,214,621, respectively. The decreased expenses of $3,155,808 from the first quarter of 1997 to 1998 is attributable to the sale of Partnership properties in November, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 1998, the Partnership had cash and cash equivalents of $25,238,417. It is the intention of the general partner to wind down the business affairs of the Partnership and to substantially distribute its cash holdings, leaving a small working capital reserve available for obligations that may result from future contingencies. On March 12, 1998, a distribution of $61,000,000 was made available, of which $40,540,478 was disbursed to the BUC Holders and a $1,802,800 distribution was disbursed to the general partner. Approximately, $4,700,000 will be retained as a working capital reserve.

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Item  27  Financial  Data  Schedule   required  by  Item  601  of
               Regulation S-B

          (b) No reports on Form 8-K have been filed by the registrant during the quarter ended March 31, 1998.

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

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                     By:      RETIREMENT LIVING COMMUNITIES, L.P.
                              General Partner

                               By:      CAPITAL RETIREMENT GROUP, INC.
                                        General Partner




Date:  May 13, 1998                      By: /s/ Keith Johannessen
                                             -----------------------------------
                                             Keith Johannessen
                                             President