Form 10QSB
period 1998-06-30
CAPITAL SENIOR LIVING COMMUNITIES L P
filed 1998-08-14
CIK 789283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998
[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period
From                                to

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




         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

         Transitional Small Business Disclosure Format  Yes [ ] No [x].

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CAPITAL SENIOR LIVING COMMUNITIES, LP

                           CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997


                                                                           June 30,                  December 31,
                                                                             1998                        1997
                                                                          (Unaudited)                 (Audited)
                                                                          -----------                 ---------
ASSET


OTHER ASSETS:
   Cash and cash equivalents                                          $      6,483,782             $   66,818,286
   Cash, restricted                                                             19,960                     19,960
   Accounts receivable, net of allowance for doubtful accounts
     of $83,116 in 1998 and $145,602 in 1997                                   210,564                    599,824
   Prepaid expenses and other                                                      699                      4,889
                                                                      ----------------             --------------

         Total assets                                                 $      6,715,005             $   67,442,959
                                                                      ================             ==============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

   Accrued expenses and other liabilities                             $        114,053             $      147,830
                                                                      ----------------             --------------

         Total liabilities                                                     114,053                    147,830
                                                                      ----------------             --------------


PARTNERS' CAPITAL:
   General partner                                                              81,825                    482,718
   Limited partner                                                                   1                          1
      Beneficial unit certificates, 1,264,000
           issued and 1,117,692 outstanding                                  8,742,232                 69,035,516
      Repurchased beneficial unit certificates                              (2,223,106)                (2,223,106)
                                                                      ----------------             --------------

         Total partners' capital                                             6,600,952                 67,295,129
                                                                      ----------------             --------------

         Total liabilities and partners' capital                      $      6,715,005             $   67,442,959
                                                                      ================             ==============


                        See notes to financial statements

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)



                                                                         Three Months ended June 30,
                                                                      1998                          1997
                                                                      ----                          ----


RENTAL AND OTHER INCOME
   Independent                                                    $            0                $    1,899,952
   Assisted Living                                                             0                       422,666
   Nursing                                                                (9,300)                    3,044,773
   Facility lease income                                                       0                     1,059,749
   Other                                                                  88,012                       221,215
                                                                  --------------                --------------
         Total rental and other income                                    78,712                     6,648,355


EXPENSES:
   Salaries, wages and benefits                                         (102,453)                    2,256,889
   Operating and other administrative expenses                           (10,520)                    2,390,958
   Depreciation and amortization                                               0                       471,721
                                                                  --------------                --------------

                  Total expenses                                        (112,973)                    5,119,568
                                                                  --------------                --------------

   Income from operations                                                191,685                     1,528,787

OTHER INCOME (EXPENSE):
   Interest income                                                        52,413                       645,502
   Interest expense                                                            0                      (212,615)
   Minority interest                                                           0                      (156,275)
                                                                  --------------                --------------

         Total other income (expense)                                     52,413                       276,612
                                                                  --------------                --------------

NET INCOME                                                        $      244,098                $    1,805,399
                                                                  ==============                ==============

NET INCOME ALLOCATION:
   General partner                                                $        2,441                $       18,054
   Beneficial unit certificate holders                                   241,657                     1,787,345
                                                                  --------------                --------------

                  Total                                           $      244,098                $    1,805,399
                                                                  ==============                ==============

NET INCOME PER BENEFICIAL UNIT
   CERTIFICATE                                                    $          .22                $         1.56
                                                                  ==============                ==============

OUTSTANDING BENEFICIAL UNIT
   CERTIFICATES                                                        1,117,692                     1,117,692
                                                                  ==============                ==============



                       See notes to financial statements

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)



                                                                          Six Months ended June 30,
                                                                      1998                          1997
                                                                      ----                          ----


RENTAL AND OTHER INCOME
   Independent                                                    $            0                $    3,747,265
   Assisted Living                                                             0                       853,078
   Nursing                                                                   160                     5,455,527
   Facility lease income                                                       0                     2,157,973
   Other                                                                  90,727                       461,410
                                                                  --------------                --------------
         Total rental and other income                                    90,887                    12,675,253


EXPENSES:
   Salaries, wages and benefits                                          (88,182)                    4,506,782
   Operating and other administrative expenses                            34,022                     4,652,228
   Depreciation and amortization                                               0                       943,443
                                                                  --------------                --------------

                  Total expenses                                         (54,160)                   10,102,453
                                                                  --------------                --------------

   Income from operations                                                145,047                     2,572,800

OTHER INCOME (EXPENSE):
   Interest income                                                       784,890                       787,696
   Interest expense                                                            0                      (386,347)
   Minority interest                                                           0                      (395,462)
                                                                  --------------                --------------

         Total other income (expense)                                    784,890                         5,887
                                                                  --------------                --------------

NET INCOME                                                        $      929,937                $    2,578,687
                                                                  ==============                ==============

NET INCOME ALLOCATION:
   General partner                                                $        9,299                $       25,787
   Beneficial unit certificate holders                                   920,638                     2,552,900
                                                                  --------------                --------------

                  Total                                           $      929,937                $    2,578,687
                                                                  ==============                ==============

NET INCOME PER BENEFICIAL UNIT
   CERTIFICATE                                                    $          .82                $         2.23
                                                                  ==============                ==============

OUTSTANDING BENEFICIAL UNIT
   CERTIFICATES                                                        1,117,692                     1,117,692
                                                                  ==============                ==============



                       See notes to financial statements

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)


                                    Beneficial        Repurchased
                                       Unit            Beneficial           Limited           General
                                   Certificates    Unit Certificates        Partner           Partner             Total
                                   ------------    -----------------        -------           -------             -----

BALANCE, December 31, 1997      $     69,035,516     $  (2,223,106)      $           1     $     482,718     $     67,295,129

        Net Income                       920,638                 0                   0             9,299              929,937

        Net Income Distribution
         Adjustment                   (1,392,608)                0                   0         1,392,608                    0

        Distributions                (59,821,314)                0                   0        (1,802,800)         (61,624,114)
                                 ---------------     -------------       -------------     -------------     ----------------


BALANCE, June 30, 1998          $      8,742,232     $  (2,223,106)      $           1     $      81,825     $      6,600,952
                                ================     =============       =============     =============     ================

                       See notes to financial statements

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                               1998                      1997
                                                                               ----                      ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $      929,937             $    2,578,687
   Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
         Depreciation                                                                  0                    826,128
         Amortization of deferred financing charges                                    0                    117,315
         Provision for bad debt                                                  (62,486)                    28,061
         Minority interest                                                             0                    395,462
         Changes in assets and liabilities, net of effects of acquisitions:
           Cash, restricted                                                            0                     37,330
           Accounts receivable                                                   451,746                   (644,918)
           Prepaid expenses and other                                              4,190                     27,186
           Accrued expenses and other liabilities                                (33,777)                   142,308
           Customer Deposits                                                           0                      9,490
                                                                          --------------             --------------
                  NET CASH PROVIDED BY
                     OPERATING ACTIVITIES                                      1,289,610                  3,517,049
                                                                          --------------             --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired upon consolidation of HCP                                             0                  8,995,455
   Additions to property and equipment                                                 0                   (553,533)
   Investments in limited partnerships                                                 0                (14,155,889)
                                                                          --------------             --------------
                  NET CASH USED IN
                     INVESTING ACTIVITIES                                              0                 (5,713,967)
                                                                          --------------             --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds on note                                                                    0                  6,000,000
   Payments on notes payable                                                           0                   (760,991)
   Distributions                                                             (61,624,114)                         0
   Repurchase of beneficial unit certificates                                          0                   (960,752)
                                                                          --------------             --------------

                  NET CASH PROVIDED (USED) IN
                      FINANCING ACTIVITIES                                   (61,624,114)                 4,278,257
                                                                          --------------             --------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                          (60,334,504)                 2,081,339

CASH AND CASH EQUIVALENTS, Beginning of Period                                66,818,286                 10,463,887
                                                                          --------------             --------------

CASH AND CASH EQUIVALENTS, End of Period                                  $    6,483,782             $   12,545,226
                                                                          ==============             ==============

                       See notes to financial statements

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principals of Consolidation

The accompanying consolidated balance sheet, as of June 30, 1998, includes the accounts of the Partnership and its 99%-owned subsidiary, Retirement
Partnership, Ltd. In addition, the accompanying consolidated statement of operations, as of June 30, 1997, includes the accounts of HealthCare Properties, L.P. ("HCP"). The Partnership's interest in HCP was subsequently sold on November 3, 1997. All significant intercompany accounts and transactions have been eliminated in consolidation. The 1% minority interest in Retirement Partnership, Ltd. is not presented separately due to its immateriality.

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

2.   COMMITMENTS AND CONTINGENCIES:

The  Partnership  had  $19,960 in  certificates  of deposit at June 30, 1998 and
December  31,  1997   respectively,   restricted  for  utility   deposits.   The
certificates of deposit mature one year from the original purchase date.

3.   TRANSACTIONS WITH RELATED PARTIES:

In accordance with the Partnership Agreement, the general partner, Retirement Living Communities, L.P. ("RLC"), does not receive any fees from the Partnership but may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership. In addition, an affiliate of RLC is managing the assets of the Partnership and of HCP. Capital Realty Group Senior Housing, Inc. also receives reimbursements and fees from HCP.

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

                                     Six months ended         Six months ended
                                       June 30, 1998            June 30, 1997
                                       -------------            -------------

Salary and benefit reimbursements     $               0       $       4,259,624
Administrative reimbursements                    29,352                 280,329
Asset management fees                                 0                 222,289
Property management fees                              0                 683,677
General partner management fees                       0                  45,802
                                      -----------------       -----------------
                                      $          29,352       $       5,491,721
                                      =================       =================

In the second quarter of 1997, the Partnership received a loan from two affiliates of the general partner totaling $500,000. The loan was repaid in the second quarter of 1997 and paid accrued interest at 10% of $3,014.

In addition, a 50% partner of RLC is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts.

4.   DISPOSITION OF PROPERTY

On July 8, 1997, the Partnership entered into an asset purchase agreement with an affiliate of RLC, Capital Senior Living Properties, Inc. ("CSLP"), pursuant to which the Partnership had agreed to sell substantially all of its assets, other than working capital, to CSLP conditioned upon, among other things, the funding of the parent company of CSLP's initial public offering. On November 3, 1997, the Partnership sold its four retirement projects, its interest in Encore Limited Partnership, its interest in HCP, and its interest in the Pension Notes and limited partnership interests of NHP Retirement Housing Partners I Limited Partnership ("NHP") to CSLP for $76,617,993. The Partnership obtained independent valuations of properties from third party valuation firms, which were utilized in determining the sales price. Sales proceeds were paid by the assumption of the Lehman loan of $70,883,798 and by delivery of short term note of $5,784,195. The short term note was subsequently paid in full on November 6, 1997. After payment of closing costs and broker fees, net cash proceeds to the Partnership were $336,736. Effective November 6, 1997, restrictions on U.S. Treasury bills being held were released and such U.S. Treasury bills in the principal amount of $64,202,685 became an unrestricted asset of the Partnership. In conjunction with the sale of the Partnership's investment in HCP, and in compliance with Section 16b of the Securities and Exchange Act, the Partnership paid to HCP $440,007 in short swing profits made on purchases of interests in HCP within a six month period prior to the sale.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of Capital Senior Living Communities, L.P. (the "Partnership") included in this Report.

As of June 30, 1998, the Partnership's assets included a 99% interest in Retirement Partnership, Ltd. (the "Partnership Subsidiary").

RESULTS OF OPERATIONS

Since the sale of Partnership property on November 3, 1997, the Partnership's primary source of funds is interest income earned on cash holdings.

FIRST SIX MONTHS OF 1998 COMPARED WITH FIRST SIX MONTHS OF 1997

Rental and other income for the six months ended June 30, 1998 and 1997 was $90,887 and $12,675,253, respectively. The decreased revenues of $12,584,366 from the six months ended June 30, 1997 to 1998 is attributable to the sale of Partnership properties in November, 1997. Interest income for the six months ended June 30, 1998 and 1997 was $784,890 and $787,696, respectively. Interest income slightly decreased $2,806 from the six months ended June 30, 1997 to 1998. Total expenses for the six months ended June 30, 1998 and 1997 were $(54,160) and $10,102,453, respectively. The decreased expenses of $10,156,613 from the six months 1997 to 1998 is attributable to the sale of Partnership properties in November, 1997. During the second quarter ended June 30, 1998, the Partnership received a workers compensation refund of $113,792, resulting in a credit balance for salaries, wages and benefits of $88,182 for the six months ended June 30, 1998 and $102,453 for the three months ended June 30, 1998.

The Partnership incurred no depreciation and amortization, interest expense and minority interest expense for the three months and six months ended June 30, 1998 in comparison to the respective periods in 1997 due to the sale of Partnership assets in November, 1997. For the three months ended June 30, 1998 compared with the three months ended June 30, 1997, the Partnership's revenue and expenses were impacted by the same shifts of revenue and expenses as discussed above. Interest income significantly decreased $593,089 from the three months ended June 30, 1997 to 1998 due to less cash available for investment resulting from cash distributions made in the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Partnership had cash and cash equivalents of $6,483,782. It is the intention of the general partner to wind down the business affairs of the Partnership and to substantially distribute its cash holdings, leaving a small working capital reserve available for obligations that may result from future contingencies. On March 12, 1998, a distribution of $61,000,000 was made available, of which $59,821,314 has been disbursed to the BUC Holders and a $1,802,800 distribution was disbursed to the general partner. Approximately, $4,700,000 will be retained as a working capital reserve.

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.

No reports on Form 8-K have been filed by the registrant during the quarter ended June 30, 1998.

Item 27    Financial Data Schedule required by Item 601 of Regulation S-B

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

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                     By:      RETIREMENT LIVING COMMUNITIES, L.P.
                              General Partner

                              By:      CAPITAL RETIREMENT GROUP, INC.
                                       General Partner




Date:    August 14, 1998                 By:/s/Keith Johannessen
                                            ------------------------
                                              Keith Johannessen
                                              President