Form 10QSB
period 1998-09-30
CAPITAL SENIOR LIVING COMMUNITIES L P
filed 1998-11-16
CIK 789283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998
[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period
From                                to
     ----------------------------       --------------------------

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
Yes  x    No
    ---        ---

         Transitional Small Business Disclosure Format  Yes         No     X  .
                                                            ---           ---

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       CAPITAL SENIOR LIVING COMMUNITIES, LP

                                            CONSOLIDATED BALANCE SHEET
                                  AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997



                                                                             September 30,           December 31,
                                                                                  1998                   1997
                                                                              (Unaudited)              (Audited)
ASSET
OTHER ASSETS:
   Cash and cash equivalents                                             $       6,470,563       $       66,818,286
   Cash, restricted                                                                 20,958                   19,960
   Accounts receivable, net of allowance for doubtful accounts
      of $73,390 in 1998 and $145,602 in 1997                                      161,329                  599,824
   Prepaid expenses and other                                                            0                    4,889
                                                                         -----------------       ------------------
            Total assets                                                 $       6,652,850       $       67,442,959
                                                                         =================       ==================
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Accrued expenses and other liabilities                                $         328,148       $          147,830
                                                                         -----------------       ------------------
            Total liabilities                                                      328,148                  147,830
                                                                         -----------------       ------------------
PARTNERS' CAPITAL:
   General partner                                                                  81,633                  482,718
   Limited partner                                                                       1                        1
      Beneficial unit certificates, 1,264,000
          issued and 1,117,692 outstanding                                       8,466,182               69,035,516
      Repurchased beneficial unit certificates                                  (2,223,106)              (2,223,106)
                                                                         -----------------       -------------------
            Total partners' capital                                              6,324,710               67,295,129
                                                                         -----------------       ------------------
            Total liabilities and partners' capital                      $       6,652,850       $       67,442,959
                                                                         =================       ==================



                                         See notes to financial statements
                                       1



                                      CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                              ------------------------------------------------------
                                                    (UNAUDITED)
                                                    -----------

                                                                                Three Months ended September 30,
                                                                                --------------------------------
                                                                                   1998                   1997
                                                                                   ----                   ----
RENTAL AND OTHER INCOME
     Independent                                                                $         0              1,936,839
     Assisted Living                                                                      0                435,702
     Nursing                                                                        (22,211)             1,933,354
     Facility lease income                                                                0              1,056,067
     Other                                                                                0                592,034
                                                                                -----------             ----------
          Total rental and other income                                             (22,211)             5,953,996
EXPENSES:
     Salaries, wages and benefits                                                     7,788              2,360.785
     Operating and other administrative expenses                                     47,869              2,311,541
     Depreciation and amortization                                                        0                646,797
                                                                                -----------             ----------
                         Total expenses                                              55,657              5,319,123
                                                                                -----------             ----------
     (Loss) Income from operations                                                  (77,868)               634,873
OTHER INCOME (EXPENSE):
     Interest income                                                                 58,651              1,271,524
     Interest expense                                                                     0             (1,092,271)
     Other income                                                                         0                 22,200
     Minority interest                                                                    0               (126,190)
                                                                                -----------             ----------
            Total other income (expense)                                             58,651                 75,263
                                                                                -----------             ----------
NET (LOSS) INCOME                                                               $   (19,217)            $  710,136
                                                                                ===========             ==========
NET (LOSS) INCOME ALLOCATION:
     General partner                                                            $      (192)            $    7,101
     Beneficial unit certificate holders                                            (19,025)            $  703,035
                                                                                -----------             ----------
                         Total                                                  $   (19,217)            $  710,136
                                                                                ===========             ==========
NET (LOSS) INCOME PER BENEFICIAL UNIT CERTIFICATE                               $      (.02)            $      .62
                                                                                ===========             ==========

OUTSTANDING BENEFICIAL UNIT CERTIFICATES                                        $ 1,117,692             $1,117,692
                                                                                ===========             ==========

                                             See notes to financial statements


                                      CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                               -----------------------------------------------------

                                                    (UNAUDITED)

                                                                                 Nine Months ended September 30,
                                                                                 -------------------------------
                                                                                   1998                   1997
                                                                                   ----                   ----
RENTAL AND OTHER INCOME
     Independent                                                                $            0        $  5,684,104
     Assisted Living                                                                         0           1,288,780
     Nursing                                                                           (22,051)          7,388,881
     Facility lease income                                                                   0           3,214,040
     Other                                                                              90,727           1,053,444
                                                                                --------------        ------------
          Total rental and other income                                                 68,676          18,629,249
EXPENSES:
     Salaries, wages and benefits                                                      (80,394)          6,867,567
     Operating and other administrative expenses                                        81,891           6,963,769
     Depreciation and amortization                                                           0           1,590,240
                                                                                --------------        ------------
                         Total expenses                                                  1,497          15,421,576
                                                                                --------------        ------------
     Income from operations                                                             67,179           3,207,673
OTHER INCOME (EXPENSE):
     Interest income                                                                    843,541          2,059,220
     Interest expense                                                                         0         (1,478,618)
     Other income                                                                             0             22,200
     Minority interest                                                                        0           (521,652)
                                                                                ---------------       ------------
            Total other income (expense)                                                843,541             81,150
                                                                                ---------------       ------------
NET INCOME                                                                      $       910,720       $  3,288,823
                                                                                ===============       ============
NET INCOME ALLOCATION:
     General partner                                                            $         9,107       $     32,888
     Beneficial unit certificate holders                                        $       901,613       $  3,255,935
                                                                                ---------------       ------------
                         Total                                                  $       910,720       $  3,288,823
                                                                                ===============       ============
NET INCOME PER BENEFICIAL UNIT CERTIFICATE                                      $           .81       $       2.87
                                                                                ===============       ============
OUTSTANDING BENEFICIAL UNIT CERTIFICATES                                        $     1,117,692       $  1,117,692
                                                                                ===============       ============

                                             See notes to financial statements.



                                      CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                    (UNAUDITED)



                                                                  Repurchased
                                            Beneficial            Beneficial          Limited         General
                                         Unit Certificates     Unit Certificates      Partner         Partner             Total

BALANCE, December 31, 1997               $    69,035,516       $     (2,223,106)  $         1       $  482,718      $   67,295,129
     Net Income                                  901,613                      0             0            9,107             910,720
     Net Income Distribution
        Adjustment                            (1,392,608)                     0             0        1,392,608                   0
     Distributions                           (60,078,339)                     0             0       (1,802,800)        (61,881,139)
                                         ---------------       ----------------   -----------       ----------      --------------
BALANCE, September 30, 1998              $     8,466,182       $     (2,223,106)  $         1       $   81,633      $    6,324,710
                                         ===============       ================   ===========       ==========      ==============


                                           See notes to financial statements


                                       CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                               -----------------------------------------------------
                                                    (UNAUDITED)
                                                    -----------

                                                                                        For the Nine Months
                                                                                        Ended September 30,
                                                                                        -------------------
                                                                                   1998                   1997
                                                                                   ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                $    910,270          $   3,288,823
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation                                                                    0              1,266,044
          Amortization of deferred financing charges                                      0                324,196
          Provision for bad debt                                                    (72,212)                43,061
          Minority Interest                                                               0                521,652
          Changes in assets and liabilities, net of effects of acquisitions:
          Cash, restricted                                                             (998)           (63,472,007)
          Accounts receivable                                                       510,707             (1,271,229)
                                                                                      4,889                  7,607
          Prepaid expenses and other
          Accrued expenses and other liabilities                                    180,310                446,445
          Customer Deposits                                                               0                 21,025
                                                                               ------------          -------------
               NET CASH PROVIDED (USED) BY
               OPERATING ACTIVITIES                                               1,533,416            (58,824,383)
                                                                               ------------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Cash acquired upon consolidation of HCP                                         0              8,875,286
          Additions to property and equipment                                             0             (1,195,016)
          Investments in limited partnerships                                             0             15,571,261
                                                                               ------------          -------------
               NET CASH USED IN INVESTING ACTIVITIES                                      0             (7,890,991)
                                                                               ------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds on note                                                                 0             76,131,267
         Payments on notes payable                                                        0             (6,384,961)
         Deferred charges                                                                 0                (85,355)
                                                       5

         Distributions                                                          (61,881,139)              (224,795)
         Repurchase of beneficial unit certificates                                       0               (960,752)
                                                                               ------------          -------------
               NET CASH PROVIDED (USED) IN
               FINANCING ACTIVITIES                                             (61,881,139)            68,475,404
                                                                               ------------          -------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                (60,347,723)             1,760,030

CASH AND CASH EQUIVALENTS, Beginning of Period                                   66,818,286             10,463,887
                                                                               ------------          -------------
CASH AND CASH EQUIVALENTS, End of Period                                       $  6,470,563          $  12,223,917
                                                                               ============          =============


                                             Seet notes to financial statements.

                                      CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                                      ---------------------------------------

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    ------------------------------------------

                                                SEPTEMBER 30, 1998
                                                ------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

Principals of Consolidation
---------------------------

The accompanying consolidated balance sheet, as of September 30, 1998, includes the accounts of the Partnership and its 99%-owned subsidiary, Retirement Partnership, Ltd. In addition, the accompanying consolidated statement of operations, as of September 30, 1997, includes the accounts of HealthCare Properties, L.P. ("HCP"). The Partnership's interest in HCP was subsequently sold on November 3, 1997. All significant intercompany accounts and transactions have been eliminated in consolidation. The 1% minority interest in Retirement Partnership, Ltd. is not presented separately due to its immateriality.

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

2.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

The Partnership had $20,958 and $19,960 in certificates of deposit at September 30, 1998 and December 31, 1997 respectively, restricted for utility deposits. The certificates of deposit mature one year from the original purchase date.


3.   TRANSACTIONS WITH RELATED PARTIES:
     ----------------------------------

Retirement Living Communities, L.P. ("RLC"), did not receive any fees from the Partnership for this period, but was reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership.

In addition, the Partnership and HCP has no employees. An affiliate of RLC makes gross payroll deposits and health insurance premium payments on behalf of the properties owned by the Partnership which are reimbursed by the Partnership, and is required to fund any excess health insurance claims not covered by the Partnership's health premiums or related insurance policy. Reimbursements and fees paid to the general partner and affiliates of the general partner are as follows:

                                                                   Nine months ended              Nine months ended
                                                                   September 30, 1998            September 30, 1997


Salary and benefit reimbursements                                   $           0                $     6,469,374
Administrative reimbursements                                              37,980                        442,531
Asset management fees                                                           0                        345,967
Property management fees                                                        0                      1,010,229
General partner management fees                                                 0                         68,101
                                                                    -------------                ---------------
                                                                    $      37,980                $     8,336,202
                                                                    =============                ===============

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

4.   DISPOSITION OF PROPERTY
     -----------------------

On July 8, 1997, the Partnership entered into an asset purchase agreement with an affiliate of RLC, Capital Senior Living Properties, Inc. ("CSLP"), pursuant to which the Partnership agreed to sell substantially all of its assets, other than working capital, to CSLP conditioned upon, among other things, the funding of the parent company of CSLP's initial public offering. On November 3, 1997, the Partnership sold its four retirement projects, its interest in Encore Limited Partnership, its interest in HCP, and its interest in the Pension Notes and limited partnership interests of NHP Retirement Housing Partners I Limited Partnership ("NHP") to CSLP for $76,617,993. The Partnership obtained independent valuations of properties from third party valuation firms, which were utilized in determining the sales price. Sales proceeds were paid by the assumption of the Lehman loan of $70,883,798 and by delivery of short term note of $5,784,195. The short term note was subsequently paid in full on November 6, 1997. After payment of closing costs and broker fees, net cash proceeds to the Partnership were $336,736. Effective November 6, 1997, restrictions on U.S. Treasury bills being held were released and such U.S. Treasury bills in the principal amount of $64,202,685 became an unrestricted asset of the Partnership. In conjunction with the sale of the Partnership's investment in HCP, and in compliance with Section 16b of the Securities and Exchange Act, the Partnership paid to HCP $440,007 in short swing profits made on purchases of interests in HCP within a six month period prior to the sale.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of Capital Senior Living Communities, L.P. (the "Partnership") included in this Report.

As of September 30, 1998, the Partnership's assets included a 99% interest in Retirement Partnership, Ltd. (the "Partnership Subsidiary").

RESULTS OF OPERATIONS
---------------------

Since the sale of Partnership property on November 3, 1997, the Partnership's primary source of funds is interest income earned on cash holdings.

FIRST NINE MONTHS OF 1998 COMPARED WITH FIRST NINE MONTHS OF 1997

Rental and other income for the nine months ended September 30, 1998 and 1997 was $68,676 and $18,629,249, respectively. The decreased revenues of $ 18,560,573 from the nine months ended September 30, 1997 to 1998 is attributable to the sale of Partnership properties in November, 1997. For the nine months ended September 30, 1998, nursing revenues shows a debit balance of $22,051, which was substantially incurred during the third quarter of 1998. This is the result of $190,351 in 1997 Medicare settlements received by Towne Centre and an accrual of $212,691 due Medicare resulting from an audit of the Towne Centre 1996 cost report. Interest income for the nine months ended September 30, 1998 and 1997 was $843,541 and $2,059,220, respectively. Interest income decreased $1,215,679 from the nine months ended September 30, 1997 to 1998 and is due to the sale of Partnership assets in November, 1997. Total expenses for the nine months ended September 30, 1998 and 1997 were $1,497 and $15,421,576, respectively. The decreased expenses of $15,420,079 from the nine months 1997 to 1998 is attributable to the sale of Partnership properties in November, 1997. During the second quarter ended June 30, 1998, the Partnership received a workers compensation refund of $113,792, resulting in a credit balance for salaries, wages and benefits of $80,394 for the nine months ended September 30, 1998.

The Partnership incurred no depreciation and amortization, interest expense, other income and minority interest expense for the three months and nine months ended September 30, 1998 in comparison to the respective periods in 1997 due to the sale of Partnership assets in November, 1997. For the three months ended September 30, 1998 compared with the three months ended September 30, 1997, the Partnership's revenue and expenses were impacted by the same shifts of revenue and expenses as discussed above with the exception that salaries, wages and benefits incurred $7,788 in expenses for the three months ended September 30, 1998. Interest income significantly decreased $1,212,873 from the three months ended September 30, 1997 to 1998 due to less cash available for investment resulting from cash distributions made in 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Partnership had cash and cash equivalents of $ 6,470,563. It is the intention of the general partner to wind down the business affairs of the Partnership and to substantially distribute its cash holdings, leaving a small working capital reserve available for obligations that may result from future contingencies. On March 12, 1998, a distribution of $61,000,000 was made available to the BUC Holders, of which $60,078,339 has been disbursed to the BUC Holders and a $1,802,800 distribution was disbursed to the general partner. Approximately, $4,700,000 will be retained as a working capital reserve.

YEAR 2000 ISSUE

Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs or hardware that have date-sensitive software or embedded chips may recognize the year 2000 as a date other than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on ongoing assessments, the Partnership has developed a program to modify or replace significant portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly utilize dates beyond December 31, 1999. The Partnership expects to substantially complete software reprogramming and software and hardware replacement no later than December 31, 1998, with 100% completion targeted for September 30, 1999. The Partnership presently believes that these modifications and replacements of existing software and certain hardware will mitigate the Year 2000 Issue. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

The Partnership has assessed its exposure to operating equipment, and such exposure is not significant due to the nature of the Partnership's business.

The Partnership is not aware of any external agent with a Year 2000 Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of determining whether or ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Partnership.

Management of the Partnership believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Partnership has completed most but not all necessary phases of its Year 2000 program. In the event that the Partnership does not complete the current program or any additional phases, the Partnership could incur disruptions to its operations. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Partnership. The Partnership could be subject to litigation for computer systems failure. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Partnership currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Partnership plans to evaluate the status of completion in early 1999 and determine whether such a plan is necessary.

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.

No reports on Form 8-K have been filed by the registrant during the quarter ended September 30, 1998.

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

                                CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                                By:      RETIREMENT LIVING COMMUNITIES, L.P.
                                         General Partner

                                         By:      CAPITAL RETIREMENT GROUP, INC.
                                                  General Partner




Date:    November 12, 1998                           By:
                                                            --------------------
                                                            Keith Johannessen
                                                            President

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

                                         CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                                         By: RETIREMENT LIVING COMMUNITIES, L.P.
                                             General Partner

                                             By:  CAPITAL RETIREMENT GROUP, INC.
                                                  General Partner




Date: November 12, 1998                           By:     \s\ Keith Johannessen
                                                          ----------------------
                                                                  President