Form 10KSB
period 1998-12-31
CAPITAL SENIOR LIVING COMMUNITIES L P
filed 1999-04-01
CIK 789283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) For the fiscal year ended December 31, 1998, or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from                      to
                                        --------------------    ---------------

Commission file number 0-14752.
                       -------

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                 35-1665759
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

14160 Dallas Parkway, Suite 300, Dallas, Texas                     75240
--------------------------------------------------------------------------------
(Address of principal executive officers)                       (Zip Code)

Registrant's telephone number, including area code:      (972)  770-5600
                                                         ---------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                                 ----

Securities registered pursuant to Section 12(g) of the Act:      Beneficial Unit
                                                                  Certificates
                                                                 ---------------
                                                                (Title of Class)

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

The registrant's revenues for its most recent fiscal year were:  $(75,053)

As of December 31, 1998, there were 1,117,692 Beneficial Unit Certificates of limited partnership interest of the Partnership ("BUCs") outstanding, of which 580,161 were held by affiliates of the registrant. The BUCs are not quoted on the NASDAQ System.

Documents incorporated by reference.        None.
                                            ----

Transitional small business disclosure format (check one):    Yes      No  X
                                                                  ---     ---
                                                                    Page 1 of 38
                                                         Exhibit Index:  Page 32

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

The Partnership was originally formed to acquire a portfolio of five federally tax exempt, participating, non-recourse first mortgage bonds issued by governmental issuers (the "Bonds") to finance the construction and/or ownership of real estate projects (the "Projects"). Each of the Bonds was secured by a non-recourse note from the owner of a Project and a mortgage on such Project (the "Mortgage Loans"). The Projects consisted of four retirement living centers and one multi-family residential apartment complex. Each Project was owned by a partnership (called herein a "Project Owner"). The partners of each Project Owner ("Guarantors") guaranteed the Mortgage Loan on such Project until that Project met a base interest target and also guaranteed all unpaid base interest on such Mortgage Loan until the earlier of maturity or acceleration (the "Guarantees"). The Project Owners defaulted under the Mortgage Loans, and effective September 11, 1991, the Project Owners transferred to a 99%-owned subsidiary of the Partnership ("Retirement Partnership, Ltd.", the "Partnership Subsidiary"), through a negotiated settlement (the "Negotiated Settlement"): (a) the five Projects securing the Mortgage Loans; (b) an option to acquire an additional 132-unit apartment project owned by an affiliate of the Project Owners and Guarantors (the "Village Green I Apartments") (this acquisition was effective December 6, 1991); and (c) an approximate 12% interest in Encore Limited Partnership, a limited partnership which invests in retirement living communities and is not affiliated with the Project Owners or Guarantors. The Partnership's interest in Encore Limited Partnership was subsequently diluted to a 3% interest after the reorganization of the Encore Limited Partnership in December, 1995.

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

In addition, the Partnership invested in limited partnership interests in HealthCare Properties, L.P. ("HCP") during 1996 and 1997. During 1997, the Partnership's interest in the HCP was approximately 56% prior to the sale of this interest to an affiliate. The Partnership also invested in Pension Notes of NHP Retirement Housing Partners I, Limited Partnership ("NHP") and acquired a 30.8% ownership of such Pension Notes.

Through October 31, 1997, the Partnership operated the four retirement living centers through management agreements between the general partner of the Partnership and an affiliate of the general partner. The two multi-family residential apartment complexes were sold on November 1, 1996 to an unaffiliated third party purchaser. The four retirement living centers and Partnership investments were sold on November 3, 1997 (with an effective date of November 1, 1997) to an affiliate of the general partner. At December 31, 1998 the Partnership had no operations. See "Acquisition and Divestiture" and "Item 12. Certain Relationships and Related Transactions."

General Partner
---------------

The general partner of the Partnership is Retirement Living Communities, L.P. ("RLC"), an Indiana limited partnership, whose sole general partner was Capital Realty Group Senior Housing, Inc. ("Senior Housing"). Effective July 1, 1995, Senior Housing assigned its general partnership interest to Capital Retirement Group, Inc. ("Retirement Group"), a Texas corporation and until June 10, 1998, an affiliate of Senior Housing. The address of the principal executive offices of RLC and its general partner is the same as the Partnership: 14160 Dallas Parkway, Suite 300, Dallas, Texas 75240, and their telephone number at such address is the same as the Partnership (972) 770-5600. The limited partner of the Partnership is Retirement Living Fiduciary Corporation, an Indiana corporation ("RLFC").

Prior to March 23, 1990, the Project Owners were affiliates of RLC and RLFC. However, on March 23, 1990, the general partners of RLC sold all of the general partnership interests in RLC and all of the outstanding shares of RLFC to Senior Housing, which is not an affiliate of the Project Owners, and the limited partners of RLC sold all of the limited partnership interests in RLC to Capital Realty Group Properties, Inc. ("CRGP"), a Texas corporation and an affiliate of Senior Housing and Retirement Group. Effective January 1, 1991, CRGP transferred its limited partnership interest in RLC to two individuals affiliated with Senior Housing and Retirement Group. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." Accordingly, Retirement Group has sole management authority and control over the affairs of RLC. On September 12, 1990, RLC completed a tender offer solicitation of BUC holders in order to acquire BUCs, resulting in the acquisition of 561,336 BUCs by RLC, representing approximately 44% of the total BUCs outstanding. As of December 31, 1998 RLC owns 580,161 BUCs, representing 51.9% of the total BUCs outstanding. See "Item 11. Security Ownership of Certain Beneficial Owners and Management" for further disclosure of affiliated ownership.

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

In the event the Partnership is taxed as a corporation because it is "publicly traded" under Section 7704 of the Internal Revenue Code of 1986, then the Partnership would be taxed at corporate rates on all of its taxable income and distributions to the BUC holders would be treated as fully taxable dividends to the extent of current and accumulated earnings and profits, while distributions in excess of current and accumulated earnings and profits would be treated as the non-taxable return of capital to the extent of each BUC holder's basis in the BUCs. RLC does not believe the Partnership will be taxed as "publicly traded" for fiscal 1998 based on its interpretation of Section 7704 and no provision for income taxes has been reflected in the accompanying statements of income. No ruling has been requested from the Internal Revenue Service regarding this matter and there can be no certainty as to the ultimate outcome of this matter at this time.

Employees
---------

The Partnership has no employees. Certain services were provided to the Partnership by employees or affiliates of RLC and Retirement Group during 1998, and the Partnership reimburses the affiliates for such services at cost. The Partnership is not charged and does not pay for salaries or fringe benefits of any principals of Retirement Group.

Government Regulations and Reimbursement
----------------------------------------

Through the date of divestiture, two of the Partnership's properties, Towne Centre and Canton Regency, participated in the Medicaid and Medicare programs. Medicaid is a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government. Medicare is a health insurance program for the aged and certain other chronically disabled individuals, operated by the federal government. The Towne Centre project was a provider of services under the Indiana Medicaid program. Accordingly, Towne Centre was entitled to reimbursement under the foregoing program at established rates which are lower than private pay rates. Payments from the Medicaid program are adjusted prospectively, based on the filing of an annual cost report. The Towne Centre and Canton Regency projects were also providers of services under the Medicare program. These Projects were entitled to reimbursement under the foregoing program in amounts determined based on the filing of an annual cost report prepared in accordance with Federal regulations, which reports are subject to audit and retroactive adjustment in future periods. Under Federal regulations, Medicare reimbursements to these projects are limited to routine cost limits determined on a geographical region. The Partnership has filed exception reports to request reimbursement in excess of its routine cost limits for the years of 1992 through 1997. There can be no assurance that an exception to the properties routine cost limit will be granted. These Projects receive payments from this program based on established rates and are adjusted for differences between such rates and estimated amounts reimbursable from the program. During fiscal 1997, the Medicaid and Medicare programs accounted for approximately 28% of the Partnership's revenues.

Acquisition and Divestiture
---------------------------

On July 8, 1997, the Partnership entered into an asset purchase agreement with an affiliate of RLC, Capital Senior Living Properties, Inc. ("CSLP"), a wholly-owned subsidiary of Capital Senior Living Corporation, pursuant to which the Partnership agreed to sell substantially all of its assets, other than working capital, to CSLP conditioned upon, among other things, the funding of the parent company of CSLP's initial public offering. In conjunction with the asset purchase agreement, on June 30, 1997, the Partnership entered into a $77,000,000 mortgage loan agreement with Lehman Brothers and pledged the Cottonwood, Harrison, Towne Centre, and Canton Regency retirement communities and its investment in HCP and NHP as collateral. On July 1, 1997, approximately

$70,000,000 became outstanding under this loan agreement; $5,500,000 was used to repay an outstanding mortgage loan commitment and approximately $64,500,000 was used to fund the liquidity requirement under the loan agreement through the purchase of three-month U.S. Treasury bills. The U.S. Treasury bills were sold under a repurchase agreement with a term equal to their maturity. Interest costs are based on 30-day LIBOR plus 50 basis points. On November 3, 1997, the Partnership sold its four retirement projects, its interest in Encore Limited Partnership, its interest in HCP and its interest in the NHP Pension Notes and limited partnership interests of NHP to CSLP for $76,617,993. The Partnership obtained independent valuations of properties from third party valuation firms, which were utilized in determining the sales price. Sales proceeds were paid by the assumption of the Lehman Brothers loan of $70,833,798 and by delivery of a short term note of $5,784,195. The short term note was subsequently paid in full on November 6, 1997. After payment of closing costs and broker fees, net cash proceeds to the Partnership were $336,736. The sale resulted in a gain of $36,795,949 to the Partnership. Effective November 6, 1997, the restrictions on the U.S. Treasury bills were released and such U.S. Treasury bills in the principal amount of $64,202,685 became an unrestricted asset of the Partnership. In conjunction with the sale of the Partnership's investment in HCP, and in compliance with Section 16b of the Securities and Exchange Act of 1934, the Partnership paid to HCP $440,007 in short swing profits made on purchases of HCP within a six month period prior to the sale.

During 1997, the Partnership made various purchases of limited partnership interests in HCP. During 1997, the Partnership paid $5,604,945 for partnership interests in HCP. Prior to the sale on November 3, 1997, the Partnership had cumulatively paid $9,114,455 for a 56% ownership in HCP. HCP owned a portfolio of 8 nursing home or rehabilitation facilities.

In June 1997, the Partnership exceeded 50% ownership of HCP and changed its method of accounting from the equity method to a consolidated basis, effective January 1, 1997. Prior to the sale of HCP interests on November 3, 1997, operations of HCP were consolidated with the Partnership from January 1, 1997 to October 31, 1997.

During 1997, the Partnership made various purchases of outstanding Pension Notes of NHP. During 1997, the Partnership paid $10,004,090 for purchases of Pension Notes. Prior to the sale on November 3, 1997, the Partnership had cumulatively paid $10,790,828 for a 30.8% ownership of outstanding Pension Notes of NHP.

Until June 10, 1998, the managing agent of HCP and NHP was an affiliate of RLC. Capital Senior Living Corporation, HCP, and NHP are also subject to the reporting requirements of the Securities and Exchange Commission.

The Partnership's Properties
----------------------------

At December 31, 1998, the Partnership owns no properties.

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

On June 30, 1997, the Partnership entered into a $77,000,000 mortgage loan agreement with Lehman Brothers and pledged the Cottonwood, Harrison, Towne Centre, and Canton Regency retirement communities and its investment in HCP and NHP as collateral. This loan was assumed by CSLP and repaid with the sale of the properties on November 3, 1997 (See Acquisition and Divestiture).

Item 2. DESCRIPTION OF PROPERTY
        -----------------------

At December 31, 1998, the Partnership does not own or lease any significant physical properties. The Partnership operates out of, and uses the premises of, Retirement Group at no direct cost to the Partnership.

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

The number of BUC holders of record as of December 31, 1998 was 690.

Due to the sale of the Partnership's assets on November 3, 1997, it is the general partner's intention to substantially distribute the Partnership's cash holding, leaving a small working capital reserve available for obligations that may result from future contingencies.

On March 12, 1998, a distribution of $61,000,000 was made available, of which $60,430,043 has been disbursed to the current BUC Holders, and a $1,802,800 distribution was disbursed to the general partner.

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

Results of Operations
---------------------

1998 Compared with 1997
-----------------------

Rental and other income for fiscal 1998 and 1997 was $(75,053) and $21,123,078, respectively, and the decrease in revenues from 1997 to 1998 was due to the sale of Partnership properties on November 3, 1997. The Partnership incurred adjustments of $75,933 in Medicare cost report settlements during 1998. Operating and general and administrative expenses for fiscal 1998 and 1997 was $(21,752) and $17,454,612, respectively, and the decrease in expenses from 1997 to 1998 was due to the sale of Partnership properties on November 3, 1997. The Partnership received $113,792 in workers compensation reimbursements, thus resulting in a $113,792 credit in salaries, wages and benefits for fiscal 1998. In addition, the Partnership also recovered $93,140 in collection of accounts receivable that had previously been expensed as bad debts, thus resulting in a $93,140 credit in bad debt expense for fiscal 1998. Interest income decreased $2,052,431 from 1997 to 1998, due to less cash available for investment resulting from cash distributions made during 1998. Interest expense, gain on sale of properties and minority interest all decrease to $0 in 1998 from 1997 due to the sale of Partnership properties on November 3, 1997. Other income increased $52,421 from 1997 to 1998 and was due to a settlement of a legal claim.

Liquidity and Capital Resources
-------------------------------

As of December 31, 1998, the Partnership had cash and cash equivalents of $6,111,572. It is the intention of the general partner to wind down the business affairs of the Partnership and to substantially distribute its cash holdings, leaving a small working capital reserve available for obligations that may result from future contingencies. On March 12, 1998, a distribution of $61,000,000 was made available, of which $60,430,043 has been disbursed to the BUC Holders and a $1,802,800 distribution was disbursed to the general partner.

Cash and cash equivalents decreased in the amount of $60,706,714 from the end of fiscal year 1997 to the end of fiscal year 1998. Cash sources consisted of $1,526,129 from operating activities. Cash uses during fiscal year 1998 were distributions of $62,232,843.

For 1998, the Partnership's taxable income was $836,061, which is approximately $0.75 for each outstanding BUC.

In the event the Partnership is taxed as a corporation because it is "publicly traded" under Section 7704 of the Internal Revenue Code of 1986, then the Partnership would be taxed at corporate rates on all of its taxable income and distributions to the BUC Holders would be treated as fully taxable dividends to the extent of current and accumulated earnings and profits, while distributions in excess of current and accumulated earnings and profits would be treated as the non-taxable return of capital to the extent of each BUC Holder's basis in the BUCs. RLC does not believe the Partnership will be taxed as "publicly traded" for fiscal 1998 based on its interpretation of Section 7704 and no provision for income taxes has been reflected in the accompanying consolidated statements of income. No ruling has been requested from the Internal Revenue Service regarding this matter and there can be no certainty as to the ultimate outcome of this matter at this time.

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

Year 2000 Issue
---------------

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs or hardware that have date-sensitive software or embedded chips may recognize the Year 2000 as a date other than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based on ongoing assessments, the Partnership has developed a program to modify or replace significant portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly utilize dates beyond December 31, 1999. The Partnership expects to substantially complete software reprogramming and software and hardware replacement by mid 1999, with 100% completion targeted for September 30, 1999. The Partnership presently believes that these modifications and replacements of existing software and certain hardware will mitigate the Year 2000 Issue. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

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

The Partnership currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Partnership plans to evaluate the status of completion in mid 1999 and determine whether such a plan is necessary.

Item 7.       FINANCIAL STATEMENTS
              --------------------

The financial statements of the Partnership are listed in Item 13 of this report and are contained at pages 13 through 25 of this Report.

Item 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE
              -----------------------------------

None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
              -------------------------------------------------

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

              Name                               Position
              ------------------------------------------------------------------
              James A. Stroud                    Chief Operating Officer,
                                                 Secretary and Director

              Jeffrey L. Beck                    Chief Executive Officer and
                                                 Director

              Keith N. Johannessen               President

              Rob L. Goodpaster                  Vice President, National
                                                 Director of Marketing

              David Brickman                     Vice President

              Robert F. Hollister                Property Controller

                James A. Stroud, age 48. Mr. Stroud has served as a director and Chief Operating Officer of CSL, since January 1986. Mr. Stroud also serves on the boards of various educational and charitable organizations, and in varying capacities with several trade organizations, including as a member of the Founder's Council and Board of Directors of the Assisted Living Federation of America, and as Housing Commissioner, President-Elect, and as a member of the

Board of Directors of the National Association For Senior Living Industries. Mr. Stroud also serves as an Advisory Group member to the National Investment Conference. Mr. Stroud was a Founder of the Texas Assisted Living Association and serves as a member of its Board of Directors. Mr. Stroud has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant.

                Jeffrey L. Beck, age 54. Mr. Beck has served as a director and Chief Executive Officer of CSL since January 1986. Mr. Beck also serves on the boards of various educational, religious and charitable organizations and in varying capacities with several trade associations. Mr. Beck served as Vice Chairman of the American Seniors Housing Association from 1992 to 1994, and as Chairman from 1994 to 1996, and remains a member of its Executive Board, and is a council member of the Urban Land Institute. Mr. Beck is Chairman of the Board of Directors of United Texas Bank of Dallas and is Chairman and President of Beck Properties Trophy Club.

                Keith N. Johannessen, age 42. Mr. Johannessen has served as President of CSL since March 1994, and previously served as Executive Vice-President since May 1993. From 1992 to 1993, Mr. Johannessen served as Senior Manager in the health care practice of Ernst & Young. From 1987 to 1992, Mr. Johannessen was Executive Vice President of Oxford Retirement Services, Inc. Mr. Johannessen has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. Mr. Johannessen has been active in operational aspects of senior housing for 19 years.

                Rob L. Goodpaster, age 46. Mr. Goodpaster has served as Vice President - National Marketing of CSL since December 1992. From 1990 to 1992, Mr. Goodpaster was National Director for Marketing for Autumn America, an owner and operator of senior housing facilities. Mr. Goodpaster is a member of the Board of Directors of the National Association For Senior Living Industries. Mr. Goodpaster has been active in the operational, development and marketing aspects of senior housing for 21 years.

                David Brickman, age 41. Mr. Brickman has served as Vice President and General Counsel of CSL since July 1992. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation which provided travel services to U.S. corporations. Mr. Brickman has earned a Masters of Business Administration and a Masters in Health Administration. Mr. Brickman has either practiced law or performed in-house counsel functions for 11 years.

                Robert F. Hollister, age 43. Mr. Hollister, a Certified Public Accountant, has served as Property Controller for CSL since April 1992. From 1985 to 1992, Mr. Hollister was Chief Financial Officer and Controller of Kavanaugh Securities, Inc., a NASD broker dealer. Mr. Hollister is a Certified Financial Planner. Mr. Hollister is a member of the American Institute of Certified Public Accountants and is also a member of the Texas Society of Certified Public Accountants.

The executive officers of CSL and Retirement Group are required to spend only such time on the Partnership's affairs as is deemed necessary in the sole judgment of CSL and Retirement Group. A significant amount of these officers' time is expected to be spent on matters unrelated to the Partnership.

Based solely upon a review of Forms 3, 4 and 5 furnished to the Partnership pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), or upon written representations received by the

Partnership, the Partnership is not aware of any failure by any officer or director of Retirement Group or beneficial owner of more than 10% of the BUCs to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to 1998.

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

Item 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT
              ---------------------

As of December 31, 1998, RLC owned 580,161 BUCs (approximately 51.9% of the total outstanding), Jeffrey L. Beck owned 10,482 BUCs individually, Janet Sue Beck owned 70,846 BUCs individually, Capital Trust, a trust for which James A. Stroud is the beneficiary, owned 16,943 BUCs, James A. Stroud owned 39,404 BUCs individually and Stroud Children's Trust II owned 24,980 BUCs. Jeffrey L. Beck and James A. Stroud may each be deemed to beneficially own the BUCs owned by RLC. Jeffrey L. Beck disclaims beneficial ownership of the BUCs owned by Janet Sue Beck, and Janet Sue Beck disclaims beneficial ownership of the BUCs owned by Jeffrey L. Beck. No other person is known by the Partnership to own more than 5% of the BUCs.

Item 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------

Prior to February 1, 1995, Senior Housing managed the Partnership's properties. Effective February 1, 1995, CSL managed the retirement living properties of the Partnership pursuant to separate asset management agreements between the Partnership and CSL. The management agreements provided for reimbursement of all expenses of managing the properties, including salaries of on-site managers and out-of-pocket expenses of CSL, and provided for payment of a property management fee to CSL equal to 5% of the gross revenues of each Project. For the periods ended December 31, 1998 and 1997, the Partnership paid CSL $0 and $851,577, respectively, in property management fees for managing the Projects and paid $46,542 in 1998 and $297,925 in 1997, for reimbursable expenses under the management agreements. In accordance with the partnership agreement, RLC does not receive any fees from the Partnership but it and affiliates may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership.

All property employees are paid by an affiliate of RLC. Reimbursed gross payroll and health insurance premiums, which were expensed by the Partnership in 1998 and 1997, were $0 and $4,429,839, respectively.

For the ten months ended October 31, 1997, certain salary and benefit reimbursements, administrative expenses and fees related to the operations of HCP were paid to affiliates of RLC. These amounts are as follows:

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

On December 10, 1996, the Partnership entered into contract with Capital Senior Development, Inc., an affiliate of RLC, to construct a 97 unit expansion of The Cottonwood facility, consisting of 49 units for independent living and 48 units for assisted living. The budgeted cost for the expansion was approximately $6,756,000 and includes funding for kitchen and dining room renovation. As of October 31, 1997, prior to its sale, expenditures for construction in process were $990,752.

The managing agent of HCP and NHP is an affiliate of RLC.

Item 13.      EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

Financial Statements.
--------------------

The following financial statements of the Partnership are filed as part of this report on pages 13 through 25 hereof:

              Report of Ernst & Young LLP, Independent Auditors

              Report of KPMG Peat Marwick LLP, Independent Auditors

              Consolidated Balance Sheets as of December 31, 1998 and 1997

              Consolidated Statements of Income for the years ended December 31, 1998 and 1997

              Consolidated Statements of Partners' Capital for the years ended December 31, 1998 and 1997

              Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997

              Notes to Consolidated Financial Statements

Exhibits
--------

The list of exhibits is incorporated herein by reference to the exhibit index on pages 27 through 31 of this report.

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the last quarter of fiscal 1998.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners and Beneficial Unit Certificate Holders
  Capital Senior Living Communities, L.P.

We have audited the accompanying consolidated balance sheets of Capital Senior Living Communities, L.P. and subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of income, partners' capital, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of HealthCare Properties, L.P. and subsidiaries, a 56% owned subsidiary through November 3, 1997, which statements reflect total revenues of $8,977,628 for the year ended December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for HealthCare Properties, L.P., is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Communities, L.P. and subsidiary at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                                 Ernst & Young LLP
Dallas, Texas
February 5, 1999

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

                                                           KPMG Peat Marwick LLP

Dallas, Texas
February  4, 1998



                                      CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1998 and 1997


ASSETS                                                                                      1998                1997
------                                                                                      ----                ----

   Cash and cash equivalents                                                       $     6,111,572     $    66,818,286
   Cash, restricted (Note 6)                                                                20,958              19,960
    Accounts receivable, net of allowance for doubtful accounts of
     $52,462 in 1998 and $145,602 in 1997 (Note 12)                                         46,666             599,824
    Prepaid expenses and other                                                               1,441               4,889
                                                                                   ---------------     ---------------

         Total assets                                                              $     6,180,637     $    67,442,959
                                                                                   ===============     ===============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   Accrued expenses and other liabilities (Note 9)                                 $       189,150     $       147,830
                                                                                   ---------------     ---------------

          Total liabilities                                                                189,150             147,830
                                                                                   ---------------     ---------------


Commitments and contingencies (Note 8)

PARTNERS' CAPITAL (Notes 7 and 11):
   General partner                                                                         165,446             482,718
   Limited partner                                                                               1                   1
   Beneficial unit certificates, 1,264,000 issued and
     1,117,692 outstanding in 1998 and 1997                                              8,049,146          69,035,516
   Repurchased beneficial unit certificates                                             (2,223,106)         (2,223,106)
                                                                                   ---------------     ---------------

         Total partners' capital                                                         5,991,487          67,295,129
                                                                                   ---------------     ---------------

         Total liabilities and partners' capital                                   $     6,180,637     $    67,442,959
                                                                                  ================     ===============









  The accompanying notes are an integral part of these consolidated statements.0


                                      CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                      YEARS ENDED DECEMBER 31, 1998 AND 1997
                                      ---------------------------------------

                                                                             1998                   1997
                                                                             ----                   ----
       RENTAL AND OTHER INCOME:
          Independent                                                $             -        $     6,333,723
          Assisted living                                                          -              1,435,193
          Nursing (Note 3)                                                   (75,933)             8,626,751
          Facility lease income                                                    -              3,580,780
          Other                                                                  880              1,146,631
                                                                     ---------------        ---------------

                Total Rental and Other Income                                (75,053)            21,123,078
                                                                     ---------------        ---------------

       EXPENSES (Note 9):
          Operating Expenses:
            Salaries, wages, and benefits                                   (113,792)             7,357,896
            Property taxes                                                       754                539,763
            Management fees                                                        -              1,604,227
            Utilities                                                              -                744,827
            Cost of meals provided                                            (1,003)             1,086,842
            Ancillary services                                                     -              1,138,348
            Repairs and maintenance                                            3,033                268,349
            Service contracts                                                      -                110,475
            Insurance                                                          5,177                177,174
            Bad debt expense (recoveries)                                    (93,140)                48,254
            Other                                                               (264)               973,796
            Amortization of deferred charges                                       -                377,263
            Depreciation                                                           -              1,446,683
                                                                     ---------------        ---------------

                Total Operating Expenses                                    (199,235)            15,873,897
                                                                     ---------------        ---------------

          General and Administrative Expenses:
            Salaries, wages and benefits                                      40,605                358,194
            Professional fees                                                111,857                584,428
            Office supplies, communications, and reproduction                 18,918                381,016
            Other                                                              6,103                257,077
                                                                     ---------------        ---------------

                Total General and Administrative Expenses                    177,483              1,580,715
                                                                     ---------------        ---------------

                Total Expenses                                               (21,752)            17,454,612
                                                                     ---------------        ---------------

          Income (loss) from Operations                                      (53,301)             3,668,466

       OTHER INCOME (EXPENSE):
            Interest income                                                  892,502              2,944,933
            Interest expense                                                       -             (1,854,689)
            Gain on sale of properties (Note 1)                                    -             36,795,949
            Minority interest                                                      -               (572,994)
            Other                                                             90,000                 37,579
                                                                     ---------------        ---------------

                Total Other Income (Expense)                                 982,502             37,350,778
                                                                     ---------------        ---------------

       NET INCOME                                                    $       929,201        $    41,019,244
                                                                     ===============        ===============

       NET INCOME ALLOCATION:
          General partner                                            $        92,920        $       410,192
          Beneficial unit certificate holders                                836,281             40,609,052
                                                                     ---------------        ---------------

                Total                                                $       929,201        $    41,019,244
                                                                     ===============        ===============

       NET INCOME PER BENEFICIAL UNIT CERTIFICATE                    $          0.75        $         36.26
                                                                     ===============        ===============

       BENEFICIAL UNIT CERTIFICATES OUTSTANDING                            1,117,692              1,117,692
                                                                     ===============        ===============


  The accompanying notes are an integral part of these consolidated statements.


                                      CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                      YEARS ENDED DECEMBER 31, 1998 AND 1997





                                                               Repurchased
                                           Beneficial           Beneficial
                                              Unit           Unit Certificates      Limited          General
                                          Certificates           (Note 11)          Partner          Partner             Total
                                       -------------------- -------------------- --------------- ---------------- ------------------

BALANCE, December 31, 1996               $ 28,426,464         $    (1,262,355)     $        1    $   72,526        $     27,236,636

     Net income                            40,609,052                       -               -       410,192              41,019,244

     Repurchased 54,454 Beneficial
     Unit Certificates                              -                (960,751)              -             -                (960,751)
                                         ------------         ---------------      ----------    ----------        ----------------

BALANCE, December 31, 1997                 69,035,516              (2,223,106)              1       482,718        $     67,295,129

     Net income                               836,281                       -               -        92,920                 929,201

     Net income distribution
     adjustment (Note 7)                   (1,392,608)                      -               -     1,392,608                       -

     Distributions                        (60,430,043)                      -               -    (1,802,800)            (62,232,843)
                                         ------------         ---------------      ----------    ----------        ----------------

BALANCE, December 31, 1998               $  8,049,146         $    (2,223,106)     $        1    $  165,446        $      5,991,487
                                         ============         ===============      ==========    ==========        ================


















  The accompanying notes are an integral part of these consolidated statements.



                                      CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                                          1998                               1997
                                                                          ----                               ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                   $      929,201                      $   41,019,244
     Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation                                                            -                           1,446,683
       Amortization of deferred financing charges                              -                             377,263
       (Recoveries on) provision for bad debts                           (93,140)                             48,254
       Gain on sale of properties                                              -                         (36,795,949)
       Minority interest                                                       -                             572,994
       Changes in operating assets and liabilities:
           Cash, restricted                                                 (998)                            186,416
           Accounts receivable                                           646,298                            (292,879)
           Prepaid expenses and other                                      3,448                              95,158
           Accrued expenses and other liabilities                         41,320                          (1,731,570)
           Customer deposits                                                   -                             (51,208)
                                                                  --------------                      --------------

           NET CASH PROVIDED BY OPERATING ACTIVITIES
                                                                       1,526,129                           4,874,406
                                                                  --------------                      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in limited partnerships                                        -                         (15,609,035)
     Proceeds from sale of properties                                          -                             336,736
     Additions to property and equipment                                       -                          (1,358,203)
     Cash acquired upon consolidation of HCP                                   -                           8,995,455
     Cash disposed upon sale of HCP                                            -                          (9,993,974)
                                                                  --------------                      --------------

           NET CASH USED IN INVESTING ACTIVITIES                               -                         (17,629,021)
                                                                  --------------                      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Distributions                                                   (62,232,843)                           (224,795)
     Deferred loan charges paid                                                -                             (99,834)
     Proceeds from notes payable                                               -                          76,833,798
     Payments on notes payable                                                 -                          (6,439,404)
     Repurchase of beneficial unit certificates                                -                            (960,751)
                                                                  --------------                      --------------


           NET CASH (USED IN) PROVIDED BY
               FINANCING ACTIVITIES                                  (62,232,843)                         69,109,014
                                                                  --------------                      --------------

NET  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (60,706,714)                         56,354,399

CASH AND CASH EQUIVALENTS, Beginning of Year                          66,818,286                          10,463,887
                                                                  --------------                      --------------

CASH AND CASH EQUIVALENTS, End of Year                            $    6,111,572                      $   66,818,286
                                                                  ==============                      ==============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for interest                                       $            -                      $    1,854,689
                                                                  ==============                      ==============







  The accompanying notes are an integral part of these consolidated statements.

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997
                           --------------------------

1.     ORGANIZATION AND SALE OF PARTNERSHIP ASSETS:
       -------------------------------------------

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

2.     OWNERSHIP BY RLC:
       ----------------

On September 12, 1990, RLC completed a solicitation of BUC holders in order to acquire BUC interests, resulting in the acquisition of 561,336 BUCs by RLC, representing approximately 44% of the total BUCs outstanding. As of December 31, 1998, RLC owns 580,161 BUCs, representing 51.9% of the total BUCs outstanding.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
       ------------------------------------------

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Partnership and its 99%-owned subsidiary, Retirement Partnership, Ltd. For year-end December 31, 1997, the Consolidated Statements of Income include the Consolidated Financial Statements of HCP (See Note 10). HCP includes the accounts of HCP and its wholly owned subsidiaries, Danville Care, Inc., Foothills Care, Inc., Countryside Care, Inc., Countryside Care, L.P., and Cambridge Nursing Home Limited Liability Company ("Cambridge"). All significant intercompany accounts and transactions have been eliminated in consolidation. The 1% minority interest in Retirement Partnership, Ltd.
is not presented separately due to its immateriality.

Cash Equivalents
----------------

The Partnership considers investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition
-------------------

Revenue from the previously held four retirement living communities and the two multifamily apartment complexes is recognized in the period in which the unit rental and/or food services relate.

Revenue from two of the projects (Towne Centre and Canton Regency) which offer assisted living, intermediate, and skilled healthcare (in addition to retirement living), is recognized as services are performed. The Towne Center healthcare center (the Center) is a provider of services under the Indiana Medicaid program. Accordingly, the Center is entitled to reimbursement under the foregoing program at established rates which are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. The Towne Centre and Canton Regency healthcare centers (the Centers) are also providers of services under the Medicare program. The Centers are entitled to reimbursement under the foregoing programs in amounts determined based on the filing of an annual cost report prepared in accordance with Federal regulations, which reports are subject to audit and retroactive adjustments in future periods. Revenue from the Medicare program is recorded at established rates and adjusted for differences between such rates and estimated amounts reimbursable from the program. Any differences between estimated and actual reimbursements are included in operations in the year of settlement. Prior year adjustments for the centers in 1998 and 1997 totaled $75,933 in charges and $859,982 in credits, respectively. Included in accounts receivable at December 31, 1998 and 1997, is $0 and $415,249, respectively, for settlements due from the Medicare program. Included in accrued expenses and other liabilities at December 31, 1998 and 1997 is $187,040 and $134,546, respectively, for amounts due to the Medicare program. Under Federal regulations, Medicare reimbursements to these facilities are limited to routine cost limits determined on a geographical region. The Partnership has filed exception reports to request reimbursement in excess of its routine cost limit for the years 1992 to 1997. There can be no assurance that an exception to the properties routine cost limits will be granted.

Partnership revenues in 1997 include ten months of operations of the Cambridge facility due to the consolidation of HCP. The Cambridge facility provides skilled healthcare and is a provider of services under the Medicare program and the Massachusetts state Medicaid program. Prior year adjustments for the Cambridge facility in 1997 totaled $12,246.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Partnership believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines and penalties.

The Partnership retained responsibility for all Medicare and Medicaid cost reports for its owned properties through the date of the sale of the properties.

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

4.     FAIR VALUE OF FINANCIAL INSTRUMENTS
       -----------------------------------

The carrying amounts and fair values of financial instruments (cash and cash equivalents) at December 31, 1998 and 1997 are comparable.

5.     NOTE PAYABLE:
       ------------

On June 30, 1997, the Partnership entered into a $77,000,000 mortgage loan agreement with Lehman Brothers. On July 1, 1997, approximately $70,000,000 became outstanding under this loan agreement; $5,500,000 was used to repay an outstanding mortgage loan commitment and approximately $64,500,000 was used to fund the liquidity requirement under the loan agreement through the purchase of three-month U.S. Treasury bills. The U.S. Treasury bills were sold under a repurchase agreement with a term equal to their maturity. Interest costs are based on 30-day LIBOR plus 50 basis points. On November 3, 1997, the Partnership sold substantially all its assets to CSLP, resulting in the transfer of the Lehman Brothers loan to CSLP and the release of the liquidity requirement on the U.S. Treasury bills on November 6, 1997.

In connection with obtaining the Lehman Brothers loan, the Partnership incurred $85,355 in deferred financing charges, which were amortized over the life of the loan were fully amortized when the loan was transferred on November 3, 1997.


The Partnership had a $17,500,000 open-end mortgage loan commitment from a non-affiliated mortgage company, which was retired on July 1, 1997. The

Partnership borrowed $5,500,000 under this loan commitment in the second quarter of 1997, which was repaid on July 1, 1997 with proceeds from the Lehman Brothers loan.

In connection with obtaining the open end mortgage loan commitment, the Partnership incurred $449,596 in deferred financing charges, which were being amortized over the life of the loan, and were fully amortized when the mortgage commitment was retired on July 1, 1997.

During the second quarter of 1997, a $500,000 loan was obtained and repaid to an affiliate of RLC. Stated interest was at 10%.

Due to the consolidation of HCP, outstanding mortgage loans for HCP at October 31, 1997 amounted to $6,768,010. During the 10 months ending October 31, 1997, $439,404 of note payments were made.

6.     RESTRICTED CASH:
       ---------------

The Partnership had $20,958 in certificates of deposit at December 31, 1998 and $19,960 in certificates of deposit at December 31, 1997, restricted for utility deposits. The certificates of deposit mature one year from the original purchase date.

7.     CASH DISTRIBUTIONS:
       ------------------

Net operating income, if distributed as determined by the General Partner at its sole discretion, is to be distributed 99% to the BUC holders and 1% to RLC until the BUC holders receive distributions equal to a cumulative noncompounded annual return of 11% on their adjusted capital contributions. Thereafter, remaining net operating income is distributed 90% to the BUC holders and 10% to RLC, which is the basis for the net income allocation in 1998. As a result of the distribution of the gain on sale proceeds in 1998 and the impact of the cumulative annual return, it was determined that the General Partner allocation of net income was increased by $1,392,608.

The second amended Partnership Agreement allows the general partner sole discretion in determining cash distributions. Prior to this amendment, cash distributions were to be paid within 45 days of each calendar quarter. Due to the sale of the Partnership's assets on November 3, 1997, it is the general partner's intention to substantially distribute the Partnership's cash holdings, leaving a small working capital reserve available for obligations that may result from future contingencies. Distributions of $62,232,843 and $0 were made in 1998 and 1997, respectively.

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

                                                                          For the Year Ended December 31,
                                                                          -------------------------------
                                                                      1998                               1997
                                                                      ----                               ----

Net income per
     Statement of income                                    $          929,201                    $       41,019,244

     Decrease in vacation expense accrual                                    -                               (70,823)
     Bad debt recoveries                                               (93,140)                              (19,220)
     Other non-deductible expenses                                           -                                 1,041
     (Decrease) increase in workers compensation
       accrual                                                               -                               (48,420)
     Excess of book over tax depreciation                                    -                                     -
     Excess of tax over book depreciation                                    -                              (472,582)
     Investment income accounted for under the
       equity method for book and not tax                                    -                               572,994
     Tax adjustment on sale of properties                                    -                            (1,380,810)
     Income from joint ventures                                              -                              (552,220)
                                                            ------------------                    ------------------

         Taxable income                                     $          836,061                    $       39,049,204
                                                            ==================                    ==================


The tax basis of the Partner's capital accounts are as follows:

                                                                      For the Year Ended December 31

                                                                   1998                               1997
                                                                   ----                               ----

General Partner                                            $            63,725                   $      1,858,164
BUC Holders                                                           (106,664)                        59,495,678
                                                           -------------------                   ----------------
                                                           $           (42,939)                  $     61,353,842
                                                           ===================                   ================

In the event the Partnership is taxed as a corporation because it is "publicly traded" under Section 7704 of the Internal Revenue Code of 1986, then the Partnership would be taxed at corporate rates on all of its taxable income and distributions to the BUC holders would be treated as fully taxable dividends to the extent of current and accumulated earnings and profits, while distributions in excess of current and accumulated earnings and profits would be treated as the nontaxable return of capital to the extent of each BUC holder's basis in the BUCs. Partnership management does not believe the Partnership will be taxed as "publicly traded" for fiscal 1998 based on its interpretation of Section 7704 and no provision for income taxes has been reflected in the accompanying consolidated statements of income. No ruling has been requested from the Internal Revenue Service regarding this matter and there can be no certainty as to the ultimate outcome of this matter at this time.

9.     TRANSACTIONS WITH RELATED PARTIES:
       ---------------------------------

In accordance with the partnership agreement, the general partner, RLC does not receive any fees from the Partnership but may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership. All projects are managed by affiliates of RLC. Partnership expenses incurred by RLC and affiliates, which were reimbursed and expensed by the Partnership for the years ended December 31, 1998 and 1997, were $46,542 and $297,925, respectively. Management fees reimbursed and expensed by the Partnership to an affiliate of RLC for the years ended December 31, 1998 and 1997 were $0 and $851,577, respectively.

All property employees are paid by an affiliate of RLC. Reimbursed gross payroll and health insurance premiums, which were expensed by the Partnership in 1998 and 1997, were $0 and $4,429,839, respectively.

Accounts receivables from affiliates due to the Partnership at December 31, 1998 is $18,396.

Amounts due RLC and affiliates at December 31 are as follows:

                                      1998                             1997
                                      ----                             ----

Overhead reimbursement          $          1,729                $          9,263


For the ten months ended October 31, 1997, certain salary and benefit reimbursements, administrative expenses and fees related to the operations of HCP were paid to affiliates of RLC. These amounts are as follows:

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

The managing agent of HCP and NHP is an affiliate of RLC.  (See Note 10.)

10.    ACQUISITION OF INVESTMENTS:
       --------------------------

During 1997, the Partnership made various purchases of limited partnership interests in HCP. During 1997, the Partnership paid $5,604,945 for partnership interests in HCP. Prior to the sale on November 3, 1997, the Partnership had cumulatively paid $9,114,455 for a 56% ownership in HCP, which owns a portfolio of 8 nursing home and rehabilitation facilities. (See Note 11.)

In June 1997, the Partnership exceeded 50% ownership of HCP and changed its method of accounting from the equity method to a consolidated basis, effective January 1, 1997.

Summary financial information regarding consolidated financial position and results of operations of HCP as of and for the ten months ended October 31, 1997 is summarized below.


                  Cash                                          $      9,993,974
                  Property and equipment, net                         21,047,864
                  Other assets                                         1,313,703
                                                                ----------------
                  Total assets                                  $     32,355,541
                                                                ================

                  Liabilities                                   $        837,191
                  Mortgage loans                                       6,768,010
                  Equity                                              24,750,340
                                                                ----------------
                  Total liabilities and equity                  $     32,355,541
                                                                ================

                  Net revenue                                   $      7,654,484
                                                                ================
                  Net income                                    $      1,010,715
                                                                ================

During 1997, the Partnership made various purchases of outstanding Pension Notes of NHP. During 1997, the Partnership paid $10,004,090 for purchases of Pension Notes. Prior to the sale on November 3, 1997, the Partnership had cumulatively paid $10,790,828 for a 30.8% ownership of outstanding Pension Notes of NHP. The Pension Notes bear simple interest at 13% per annum. Interest of 7% is paid quarterly, with the remaining 6% interest deferred. Deferred interest and principal matures on December 31, 2001.

11.    REPURCHASE OF BENEFICIAL UNIT CERTIFICATES
       ------------------------------------------

The Partnership purchased 54,454 beneficial unit certificates for $960,751 during 1997, at an average cost of $17.64 per unit. As of December 31, 1998, the Partnership has repurchased 146,308 beneficial unit certificates for a cost of $2,223,106.

12.      ALLOWANCE FOR DOUBTFUL ACCOUNTS
         -------------------------------

The components of the allowance for doubtful accounts are as follows:

                                                                December 31,
                                                                ------------
                                                            1998           1997
                                                            ----           ----

    Balance at beginning of year                         $ 145,602    $ 164,822
       Provision for bad debts                                   0          193
       Write-offs (recoveries)                             (93,140)     (19,413)
       Allowance not assumed in Asset Purchase                   0      (48,061)
       Allowance arising from consolidation of HCP               0       48,061
                                                         ---------    ---------
    Balance at end of year                               $  52,462    $ 145,602
                                                         =========    =========

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

                 CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                 By:  RETIREMENT LIVING COMMUNITIES
                       General Partner

                      By:  CAPITAL RETIREMENT GROUP, INC.
                           General Partner

                            By: /s/ James A. Stroud
                               -----------------------------------------
                                James A. Stroud, Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ James A. Stroud            Chief Operating Officer           March    , 1999
-------------------            and Director (Chief financial
James A. Stroud                and accounting officer)



/s/ Jeffrey L. Beck            Chief Executive Officer           March    , 1999
-------------------            and Director
Jeffrey L. Beck

                                  EXHIBIT LIST
                                                                       Page Nos.
                                                                        In This
Exhibit    Description                                                   Filing
-------    --------------------------------------                      ---------

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

10-BB Management agreement dated February 1, 1995 between the Partnership and CSL relating to The Harrison at Eagle Valley.

10-CC Management Agreement dated February 1, 1995 between the Partnership and CSL relating to Towne Centre.

10-DD Management Agreement dated February 1, 1995 between the Partnership and CSL relating to Cottonwood Village.

10-EE Management Agreement dated February 1, 1995 between the Partnership and CSL relating to Canton Regency Retirement Community.

21        List of Subsidiaries.

27        Financial Data Schedule required by Item 601 of Regulation S-B.

28-A Orders appointing Capital Realty Group Management, Inc. as receiver for Congregate Housing Partnership of Merrillville and Congregate Housing Partnership of Canton, filed as Exhibit 28-A to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.




All exhibits have been previously filed.