Form 10QSB
period 1999-03-31
CAPITAL SENIOR LIVING COMMUNITIES L P
filed 1999-05-17
CIK 789283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999
[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period
From                                to
     ------------------------------    ---------------------------------

Commission file number 0-14752.
                       -------
                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                     ---------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)


            DELAWARE                                             35-1665759
            --------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

              14160 Dallas Parkway, Suite 300, Dallas, Texas 75240
              ----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (972) 770-5600
                                 --------------
                (Issuer's Telephone Number, Including Area Code)




         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___
                                                                      ---
         Transitional Small Business Disclosure Format  Yes         No     X  .
                                                            ------      ------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CAPITAL SENIOR LIVING COMMUNITIES, LP

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                   ------------------------------------------



                                                                           March 31,                   December 31,
                                                                              1999                         1998
                                                                              ----                         ----
                                                                           Unaudited
                                                                           ---------
ASSETS
------
   Cash and cash equivalents                                           $      3,184,666              $    6,111,572

   Cash, restricted                                                              20,958                      20,958
   Accounts receivable, net of allowance for doubtful
         accounts of $43,316 in 1999 and $52,462 in 1998                        112,671                      46,666
   Prepaid expenses and other                                                     1,009                       1,441
                                                                       ----------------              --------------

         Total assets                                                  $      3,319,304              $    6,180,637
                                                                       ================              ==============


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

   Accrued expenses and other liabilities                              $        189,600              $      189,150
                                                                       ----------------              --------------

         Total liabilities                                                      189,600                     189,150
                                                                       ----------------              --------------


PARTNERS' CAPITAL:
   General partner                                                              176,645                     165,446
   Limited partner                                                                    1                           1
   Beneficial unit certificates, 1,264,000
   issued and 1,117,692 outstanding                                           5,176,164                   8,049,146


      Repurchased beneficial unit certificates                               (2,223,106)                 (2,223,106)
                                                                       ----------------              --------------


         Total partners' capital                                              3,129,704                   5,991,487
                                                                       ----------------              --------------


         Total liabilities and partners' capital                       $      3,319,304              $    6,180,637
                                                                       ================              ==============




                        See notes to financial statements


                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               --------------------------------------------------

                                   (UNAUDITED)
                                   -----------



                                                                           Three Months ended March 31
                                                                           ---------------------------
                                                                        1999                            1998
                                                                        ----                            ----

RENTAL AND OTHER INCOME
   Nursing                                                         $       75,467                 $        9,460
   Other                                                                        -                          2,715
                                                                   --------------                 --------------
         Total rental and other income                                     75,467                         12,175


EXPENSES:
   Salaries, wages and benefits                                             8,445                         14,271
   Operating and other administrative expenses
     (adjustments)                                                         (3,262)                        44,542
                                                                   --------------                 --------------
                  Total expenses                                            5,183                         58,813
                                                                   --------------                 --------------

  Income (loss) from operations                                            70,284                        (46,638)

OTHER INCOME:
   Interest income                                                         41,706                        732,477
                                                                   --------------                 --------------
         Total other income                                                41,706                        732,477
                                                                   --------------                 --------------

NET INCOME                                                         $      111,990                 $      685,839
                                                                   ==============                 ==============

NET INCOME ALLOCATION:
   General partner                                                 $       11,199                 $        6,858
   Beneficial unit certificate holders                                    100,791                        678,981
                                                                   --------------                 --------------

                  Total                                            $      111,990                 $      685,839
                                                                   ==============                 ==============

NET INCOME PER BENEFICIAL UNIT
   CERTIFICATE                                                     $          .09                 $          .61
                                                                   ==============                 ==============

OUTSTANDING BENEFICIAL UNIT
   CERTIFICATES                                                         1,117,692                      1,117,692
                                                                   ==============                 ==============



                        See notes to financial statements



                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                    -----------------------------------------
                                   (UNAUDITED)
                                   -----------



                                         Beneficial          Repurchased
                                            Unit              Beneficial        Limited              General
                                        Certificates      Unit Certificates     Partner              Partner              Total
                                        ------------      -----------------     -------              -------              -----

BALANCE, December 31, 1998               $ 8,049,146       $ (2,223,106)        $     1         $   165,446         $  5,991,487

        Net Income                           100,791                  -               -              11,199              111,990


        Net Income Distribution
          Adjustment                        (313,482)                 -               -             313,482                    -

        Distributions                     (2,660,291)                 -               -            (313,482)          (2,973,773)
                                      ------------------  -------------     -----------        ------------        -------------


BALANCE, March 31, 1999                   $5,176,164      $  (2,223,106)    $         1        $    176,645        $   3,129,704
                                      ==================  =============     ===========        ============        =============


                        See notes to financial statements


                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               --------------------------------------------------
                                   (UNAUDITED)
                                   -----------



                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                       ---------------

                                                                                1999                      1998
                                                                                ----                      ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $    111,990                $   685,839
   Adjustments to reconcile net income
       to net cash provided by operating activities:
         Provision for bad debts                                                 (8,934)                   (30,793)
         Changes in assets and liabilities:
           Accounts receivable                                                  (57,071)                   127,380
           Prepaid expenses and other                                               432                      2,095
           Accrued expenses and other liabilities                                   450                    (21,112)
                                                                           ------------                -----------
                        NET CASH PROVIDED BY
                     OPERATING ACTIVITIES                                        46,867                    763,409
                                                                           ------------                -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                             (2,973,773)               (42,343,278)
                                                                           ------------                -----------

                  NET CASH USED IN
                      FINANCING ACTIVITIES                                   (2,973,773)               (42,343,278)
                                                                           ------------                -----------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                          (2,926,906)               (41,579,869)

CASH AND CASH EQUIVALENTS, Beginning of Period                                6,111,572                 66,818,286
                                                                           ------------                -----------

CASH AND CASH EQUIVALENTS, End of Period                                   $  3,184,666                $25,238,417
                                                                           ============                ===========


                        See notes to financial statements

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                     ---------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 1999
                                 --------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

Principals of Consolidation
---------------------------

The accompanying consolidated balance sheet, as of March 31, 1999, includes the accounts of the Partnership and its 99%-owned subsidiary, Retirement Partnership, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The 1% minority interest in Retirement Partnership, Ltd. is not presented separately due to its immateriality.

The accompanying consolidated balance sheet, as of December 31, 1998, has been derived from audited consolidated financial statements of the Partnership for the year ended December 31, 1998, and the accompanying unaudited consolidated financial statements, as of March 31, 1999 and 1998, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1998 included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1999 and 1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.


2.   COMMITMENTS:
     -----------

The Partnership had $20,958 in certificates of deposit at March 31, 1999 and December 31, 1998, restricted for utility deposits. The certificates of deposit mature one year from the original purchase date.

3.   TRANSACTIONS WITH RELATED PARTIES:
     ---------------------------------

In accordance with the Partnership Agreement, the general partner, Retirement Living Communities, L.P. ("RLC"), does not receive any fees from the Partnership but may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership. In addition, an affiliate of RLC is managing the assets of the Partnership. Partnership expenses incurred by RLC and affiliates, which were expensed by the Partnership for the first fiscal quarter ended March 31, 1999 and 1998, were $9,353 and $15,422, respectively.

In addition, a 50% partner of RLC is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts.

4.   DISTRIBUTIONS

On March 12, 1998, a distribution of $61,000,000 was made available to the BUC Holders, of which $60,625,403 has been disbursed to the BUC Holders and a $1,802,800 distribution was disbursed to the general partner. In March 1999, a distribution of $4,045,000 was made available to the BUC Holders, of which $2,464,931 has been disbursed to the BUC Holders and a $313,482 distribution was disbursed to the general partner.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of Capital Senior Living Communities, L.P. (the "Partnership") included in this Report.

As of March 31, 1999, the Partnership's assets included a 99% interest in Retirement Partnership, Ltd. (the "Partnership Subsidiary").

RESULTS OF OPERATIONS

Since the sale of Partnership property on November 3, 1997, the Partnership's primary source of funds is interest income earned on cash holdings.

FIRST THREE MONTHS OF 1999 COMPARED WITH FIRST THREE MONTHS OF 1998

Rental and other income for the three months ended March 31, 1999 and 1998 was $75,467 and $12,175, respectively. The increased revenues of $63,292 from the three months ended March 31, 1999 compared to March 31, 1998 is attributable to a prior year Medicare cost settlement. Total expenses for the three months ended March 31, 1999 and 1998 were $5,183 and $58,813, respectively. The decreased expenses of $53,630 from the three months ended March 31, 1999 and 1998 is attributable to the Partnership's winding down of its business affairs. Interest income for the three months ended March 31, 1999 and 1998 was $41,706 and $732,477, respectively. Interest income decreased $690,771 from the three months ended March 31, 1998 to 1999 and is due to decreased cash reserves held in investments resulting from cash distributions made in 1998 and 1999.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Partnership had cash and cash equivalents of $3,184,666. It is the intention of the general partner to wind down the business affairs of the Partnership and to substantially distribute its cash holdings, leaving a small working capital reserve available for obligations that may result from future contingencies. On March 12, 1998, a distribution of $61,000,000 was made available to the BUC Holders, of which $60,625,403 has been disbursed to the BUC Holders and a $1,802,800 distribution was disbursed to the general partner. The remaining 1998 declared distribution available for disbursement is $374,597. In March 1999, a distribution of $4,045,000 was made available to the BUC Holders, of which $2,464,931 has been disbursed to the BUC Holders and a $313,482 distribution was disbursed to the general partner. The remaining 1999 declared distribution available for disbursement is $1,580,069. Approximately, $1,500,000 will be retained as a working capital reserve.

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

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

           (A) Exhibit:

                  27.1     Financial Data Schedule

           (B) Reports on Form 8-K

                  None.

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

                                CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                                By:      RETIREMENT LIVING COMMUNITIES, L.P.
                                         General Partner

                                         By:      CAPITAL RETIREMENT GROUP, INC.
                                                  General Partner




Date:    May 12, 1999                              By: /s/ Keith Johannessen
                                                       -------------------------
                                                       Keith Johannessen
                                                       President

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

                                CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                                By:      RETIREMENT LIVING COMMUNITIES, L.P.
                                         General Partner

                                         By:      CAPITAL RETIREMENT GROUP, INC.
                                                  General Partner




Date:    May 12, 1999                              By: /s/ Keith Johannessen
                                                       -------------------------
                                                       Keith Johannessen
                                                       President