Form 10QSB
period 1999-06-30
CAPITAL SENIOR LIVING COMMUNITIES L P
filed 1999-08-13
CIK 789283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999
[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period
From                                to
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




         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    x
                                                                         ---
No ___

         Transitional Small Business Disclosure Format  Yes         No     X  .
                                                            ---           ---

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CAPITAL SENIOR LIVING COMMUNITIES, LP

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998


                                                                            June 30,                  December 31,
                                                                              1999                        1998
                                                                              ----                        ----
                                                                           (Unaudited)

ASSETS
------
   Cash and cash equivalents                                           $      1,937,676             $    6,111,572
   Cash, restricted                                                              20,958                     20,958
   Accounts receivable, net of allowance for doubtful
accounts of $29,432 in 1999 and $52,462 in 1998                                  24,523                     46,666
   Prepaid expenses and other                                                       576                      1,441
                                                                       ----------------             --------------

         Total assets                                                  $      1,983,733             $    6,180,637
                                                                       ================             ==============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

   Accrued expenses and other liabilities                              $        189,744             $      189,150
                                                                       ----------------             --------------

         Total liabilities                                                      189,744                    189,150
                                                                       ----------------             --------------


PARTNERS' CAPITAL:
   General partner                                                              178,327                    165,446
   Limited partner                                                                    1                          1
   Beneficial unit certificates, 1,264,000
   issued and 1,117,692 outstanding                                           3,838,767                  8,049,146
   Repurchased beneficial unit certificates                                  (2,223,106)                (2,223,106)
                                                                       ----------------             --------------

         Total partners' capital                                              1,793,989                  5,991,487
                                                                       ----------------             --------------

         Total liabilities and partners' capital                       $      1,983,733             $    6,180,637
                                                                       ================             ==============


                        See notes to financial statements
                                       1




                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED June 30, 1999 AND 1998
                -------------------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                                           Three Months ended June 30
                                                                           --------------------------
                                                                       1999                          1998
                                                                       ----                          ----
RENTAL AND OTHER INCOME
   Nursing                                                          $       10,238               $       (9,300)
   Other                                                                         0                       88,012
                                                                    --------------               --------------
         Total rental and other income                                      10,238                       78,712


EXPENSES:
   Salaries, wages and benefits                                              9,664                     (102,453)
   Operating and other administrative expenses
     (adjustments)                                                           4,028                      (10,520)
                                                                    --------------               --------------

                  Total expenses                                            13,692                     (112,973)
                                                                    --------------               --------------

  Income (loss) from operations                                             (3,454)                     191,685

OTHER INCOME:
   Interest income                                                          20,274                       52,413
                                                                    --------------               --------------

         Total other income                                                 20,274                       52,413
                                                                    --------------               --------------

NET INCOME                                                          $       16,820               $      244,098
                                                                    ==============               ==============

NET INCOME ALLOCATION:
   General partner                                                  $        1,682               $        2,441
   Beneficial unit certificate holders                                      15,138                      241,657
                                                                    --------------               --------------

                  Total                                             $       16,820               $      244,098
                                                                    ==============               ==============

NET INCOME PER BENEFICIAL UNIT
   CERTIFICATE                                                      $          .01               $          .22
                                                                    ==============               ==============

OUTSTANDING BENEFICIAL UNIT
   CERTIFICATES                                                          1,117,692                    1,117,692
                                                                    ==============               ==============


                        See notes to financial statements
                                       2


                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED June 30, 1999 AND 1998
                 -----------------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                                            Six Months ended June 30
                                                                            ------------------------
                                                                       1999                          1998
                                                                       ----                          ----
RENTAL AND OTHER INCOME
   Nursing                                                          $       85,705               $          160
   Other                                                                         0                       90,727
                                                                    --------------               --------------
         Total rental and other income                                      85,705                       90,887


EXPENSES:
   Salaries, wages and benefits                                             18,109                      (88,182)
   Operating and other administrative expenses
     (adjustments)                                                             766                       34,022
                                                                    --------------               --------------

                  Total expenses                                            18,875                      (54,160)
                                                                    --------------               --------------

  Income from operations                                                    66,830                      145,047

OTHER INCOME:
   Interest income                                                          61,980                      784,890
                                                                    --------------               --------------

         Total other income                                                 61,980                      784,890
                                                                    --------------               --------------

NET INCOME                                                          $      128,810               $      929,937
                                                                    ==============               ==============

NET INCOME ALLOCATION:
   General partner                                                  $       12,881               $        9,299
   Beneficial unit certificate holders                                     115,929                      920,638
                                                                    --------------               --------------

                  Total                                             $      128,810               $      929,937
                                                                    ==============               ==============

NET INCOME PER BENEFICIAL UNIT
   CERTIFICATE                                                      $          .10               $          .82
                                                                    ==============               ==============

OUTSTANDING BENEFICIAL UNIT
   CERTIFICATES                                                          1,117,692                    1,117,692
                                                                    ==============               ==============


                       See notes to financial statements
                                       3


                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                     --------------------------------------
                                   (UNAUDITED)
                                   -----------


                                         Beneficial        Repurchased
                                            Unit            Beneficial           Limited            General
                                        Certificates    Unit Certificates        Partner            Partner             Total
                                        ------------    -----------------        -------            -------
BALANCE, December 31, 1998           $      8,049,146     $  (2,223,106)      $           1     $     165,446      $      5,991,487

        Net Income                            115,929                 -                   -            12,881               128,810

        Net Income Distribution
          Adjustment                         (313,482)                -                   -           313,482                   -

        Distributions                      (4,012,826)                -                   -          (313,482)           (4,326,308)
                                      ---------------     -------------       -------------     -------------      ----------------


BALANCE, June 30, 1999               $      3,838,767     $  (2,223,106)      $           1     $     178,327      $      1,793,989
                                     ================     =============       =============     =============      ================


                       See notes to financial statements
                                       4


                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 -----------------------------------------------
                                  (UNAUDITED)
                                  -----------


                                                                                        For the Six Months
                                                                                          Ended June 30,
                                                                                        ------------------
                                                                                1999                       1998
                                                                                ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $      128,810            $      929,937
   Adjustments to reconcile net income
       to net cash provided by operating activities:
         Provision for bad debts                                                   (22,818)                  (62,486)
         Changes in assets and liabilities:
           Accounts receivable                                                      44,961                   451,746
           Prepaid expenses and other                                                  865                     4,190
           Accrued expenses and other liabilities                                      594                   (33,777)
                                                                            --------------            --------------
                        NET CASH PROVIDED BY
                     OPERATING ACTIVITIES                                          152,412                 1,289,610
                                                                            --------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                (4,326,308)              (61,624,114)
                                                                            ---------------              ------------

                  NET CASH USED IN
                      FINANCING ACTIVITIES                                      (4,326,308)              (61,624,114)
                                                                            ---------------           --------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                             (4,173,896)              (60,334,504)

CASH AND CASH EQUIVALENTS, Beginning of Period                                   6,111,572                66,818,286
                                                                            --------------            --------------

CASH AND CASH EQUIVALENTS, End of Period                                    $    1,937,676            $    6,483,782
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

                                  JUNE 30, 1999
                                  -------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Principals of Consolidation
---------------------------

The accompanying consolidated balance sheet, as of June 30, 1999, includes the accounts of the Partnership and its 99%-owned subsidiary, Retirement Partnership, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The 1% minority interest in Retirement Partnership, Ltd. is not presented separately due to its immateriality.

The accompanying consolidated balance sheet, as of December 31, 1998, has been derived from audited consolidated financial statements of the Partnership for the year ended December 31, 1998, and the accompanying unaudited consolidated financial statements, as of June 30, 1999 and 1998, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1998 included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1999 and 1998. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.


2.   COMMITMENTS:
     ------------

The Partnership had $20,958 in certificates of deposit at June 30, 1999 and December 31, 1998, restricted for utility deposits. The certificates of deposit mature one year from the original purchase date.

3.   TRANSACTIONS WITH RELATED PARTIES:
     ----------------------------------

In accordance with the Partnership Agreement, the general partner, Retirement Living Communities, L.P. ("RLC"), does not receive any fees from the Partnership but may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership. In addition, an affiliate of RLC is managing the assets of the Partnership. Partnership expenses incurred by RLC and affiliates, which were expensed by the Partnership for the second fiscal quarter ended June 30, 1999 and 1998, were $7,558 and $13,930, respectively.

In addition, a 50% partner of RLC is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts.

4.   DISTRIBUTIONS
     -------------

On March 12, 1998, a distribution of $61,000,000 was made available to the BUC Holders, of which $60,711,351 has been disbursed to the BUC Holders and a $1,802,800 distribution was disbursed to the general partner. In March 1999, a distribution of $3,731,518 was made available to the BUC Holders, of which $3,731,518 has been disbursed to the BUC Holders and a $313,482 distribution was disbursed to the general partner.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of Capital Senior Living Communities, L.P. (the "Partnership") included in this Report.

As of June 30, 1999, the Partnership's assets included a 99% interest in Retirement Partnership, Ltd. (the "Partnership Subsidiary").

RESULTS OF OPERATIONS
---------------------

Since the sale of Partnership property on November 3, 1997, the Partnership's primary source of funds is interest income earned on cash holdings.

FIRST SIX MONTHS OF 1999 COMPARED WITH SIX MONTHS OF 1998
---------------------------------------------------------

Rental and other income for the six months ended June 30, 1999 and 1998 was $85,705 and $90,887, respectively. The decreased revenues of $5,182 from the six months ended June 30, 1999 compared to June 30, 1998 is attributable to a prior year Medicare cost settlement and legal settlement. Total expenses (adjustments) for the six months ended June 30, 1999 and 1998 were $18,875 and $(54,160), respectively. The increased expenses of $73,035 from the six months ended June 30, 1999 and 1998 is attributable to a workers compensation refund received in 1998. Interest income for the six months ended June 30, 1999 and 1998 was $61,980 and $784,890, respectively. Interest income decreased $722,910 from the six months ended June 30, 1998 to 1999 and is due to decreased cash reserves held in investments resulting from cash distributions made in 1998 and 1999.

For the three months ended June 30, 1999 compared with the three months ended June 30, 1998, the Partnership's revenue and expenses were impacted by the same shifts of revenue and expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 1999, the Partnership had cash and cash equivalents of $1,937,676. It is the intention of the general partner to wind down the business affairs of the Partnership and to substantially distribute its cash holdings, leaving a small working capital reserve available for obligations that may result from future contingencies. On March 12, 1998, a distribution of $61,000,000 was made available to the BUC Holders, of which $60,711,351 has been disbursed to the BUC Holders and a $1,802,800 distribution was disbursed to the general partner. The remaining 1998 declared distribution available for disbursement is $288,649. In March 1999, a distribution of $3,731,518 was made available to the BUC Holders, of which $3,731,518 has been disbursed to the BUC Holders and a $313,482 distribution was disbursed to the general partner. Approximately, $1,500,000 will be retained as a working capital reserve.

YEAR 2000 ISSUE
---------------

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs or hardware that have date-sensitive software or embedded chips may recognize the year 2000 as a date other than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based on ongoing assessments, the Partnership has developed a program to modify or replace significant portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly utilize dates beyond December 31, 1999. The Partnership completed software reprogramming and software and hardware replacement by December 31, 1998, with 100% completion targeted for September 30, 1999. The Partnership presently believes that these modifications and replacements of existing software and certain hardware will mitigate the Year 2000 Issue. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

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

                                CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                                By:      RETIREMENT LIVING COMMUNITIES, L.P.
                                         General Partner

                                         By:      CAPITAL RETIREMENT GROUP, INC.
                                                  General Partner




Date:    August 13, 1999                          By:  /s/ Keith Johannessen
                                                       -------------------------
                                                       Keith Johannessen
                                                       President