Form 10QSB
period 1999-09-30
CAPITAL SENIOR LIVING COMMUNITIES L P
filed 1999-11-15
CIK 789283

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                         COMMISSION FILE NUMBER 0-14752

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
             (Exact name of registrant as specified in its charter)


                     DELAWARE                                     35-1665759
(State of other jurisdiction of incorporation or               (I.R.S. Employer
                  organization)                              Identification No.)


                         14160 DALLAS PARKWAY, SUITE 300
                                DALLAS, TX 75240
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (972) 770-5600
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---        ---

PART I   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS



                                       CAPITAL SENIOR LIVING COMMUNITIES, LP
                                            CONSOLIDATED BALANCE SHEETS

                                                                       September 30, 1999          December 31, 1998
                                                                       ------------------          -----------------
                                                                           (Unaudited)
ASSETS



   Cash and cash equivalents                                           $      1,747,810             $    6,111,572
   Cash, restricted                                                              22,090                     20,958
   Accounts receivable, net of allowance for doubtful
         accounts of $29,024 in 1999 and $52,462 in
         1998                                                                     5,791                     46,666
   Prepaid expenses and other                                                       144                      1,441
                                                                       ----------------             --------------

         Total assets                                                  $      1,775,835             $    6,180,637
                                                                       ================             ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accrued expenses and other liabilities                              $          7,500             $      189,150
                                                                       ----------------             --------------

         Total liabilities                                                        7,500                    189,150
                                                                       ----------------             --------------


Partners' Capital
   General partner                                                              175,811                    165,446
   Limited partner                                                                    1                          1
   Beneficial unit certificates, 1,264,000
        issued and 1,117,692 outstanding                                      3,815,629                  8,049,146
   Repurchased beneficial unit certificates                                  (2,223,106)                (2,223,106)
                                                                       ----------------             --------------

         Total partners' capital                                              1,768,335                  5,991,487
                                                                       ----------------             --------------

         Total liabilities and partners' capital                       $      1,775,835             $    6,180,637
                                                                       ================             ==============


                       See notes to financial statements




                                      CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                                             Three-months ended September 30
                                                                            1999                          1998
                                                                            ----                          ----
RENTAL AND OTHER INCOME
   Nursing (adjustments)                                            $       (6,330)              $      (22,211)
                                                                    ---------------              ---------------

        Total rental and other income (adjustments)                         (6,330)                     (22,211)


EXPENSES
    Salaries, wages and benefits                                             4,712                        7,788
    Operating and other administrative expenses                             31,771                       47,869
                                                                    ---------------              ---------------

                  Total expenses                                            36,483                       55,657
                                                                    ---------------              ---------------

    Loss from operations                                                   (42,813)                     (77,868)

OTHER INCOME
    Interest income                                                         17,650                       58,651
                                                                    ---------------              ---------------

         Total other income                                                 17,650                       58,651
                                                                    ---------------              ---------------

NET LOSS                                                            $      (25,163)              $      (19,217)
                                                                    ===============              ===============

NET LOSS ALLOCATION
    General partner                                                 $       (2,516)              $         (192)
    Beneficial unit certificate holders                                    (22,647)                     (19,025)
                                                                    ---------------              ---------------

                  Total                                             $      (25,163)              $      (19,217)
                                                                    ===============              ===============

NET LOSS PER BENEFICIAL UNIT
   CERTIFICATE                                                      $        (.02)               $        (.02)
                                                                    ==============               ==============

OUTSTANDING BENEFICIAL UNIT
   CERTIFICATES                                                          1,117,692                    1,117,692
                                                                    ==============               ==============



                       See notes to financial statements


                                      CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)



                                                                              Nine-months ended September 30
                                                                            1999                          1998
                                                                            ----                          ----
RENTAL AND OTHER INCOME
   Nursing (adjustments)                                            $       79,375               $      (22,051)
   Other                                                                         -                       90,727
                                                                    --------------               --------------

         Total rental and other income                                      79,375                       68,676


EXPENSES
   Salaries, wages and benefits (adjustments)                               22,821                      (80,394)
   Operating and other administrative expenses                              32,537                       81,891
                                                                    --------------               --------------

                  Total expenses                                            55,358                        1,497
                                                                    --------------               --------------

  Income from operations                                                    24,017                       67,179

OTHER INCOME
   Interest income                                                          79,630                      843,541
                                                                    --------------               --------------

         Total other income                                                 79,630                      843,541
                                                                    --------------               --------------

NET INCOME                                                          $      103,647               $      910,720
                                                                    ==============               ==============

NET INCOME ALLOCATION
   General partner                                                  $       10,365               $        9,107
   Beneficial unit certificate holders                                      93,282                      901,613
                                                                    --------------               --------------

                  Total                                             $      103,647               $      910,720
                                                                    ==============               ==============

NET INCOME PER BENEFICIAL UNIT
   CERTIFICATE                                                      $          .08               $          .81
                                                                    ==============               ==============

OUTSTANDING BENEFICIAL UNIT
   CERTIFICATES                                                          1,117,692                    1,117,692
                                                                    ==============               ==============

                       See notes to financial statements


                                      CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                                    (UNAUDITED)

                                                 Beneficial        Repurchased
                                                    Unit            Beneficial         Limited     General
                                                Certificates    Unit Certificates      Partner     Partner         Total
                                                ------------    -----------------      -------     -------         -----
BALANCE, December 31, 1998                      $ 8,049,146       $ (2,223,106)        $     1    $  165,446     $ 5,991,487

        Net income                                   93,282                  -               -        10,365         103,647

        Net income distribution
          Adjustment                               (313,482)                 -               -       313,482               -

        Distributions                            (4,013,317)                 -               -      (313,482)     (4,326,799)
                                                -----------       ------------         -------    ----------     -----------


BALANCE, September 30, 1999                     $ 3,815,629       $ (2,223,106)        $     1    $  175,811     $ 1,768,335
                                                ===========       ============         =======    ==========     ===========



                       See notes to financial statements


                                      CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                                   Nine-months ended September 30,
                                                                                   1999                       1998
                                                                                   ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                $      103,647            $      910,720
   Adjustments to reconcile net income
       to net cash provided by operating activities
         Provision for bad debts                                                   (23,606)                  (72,212)
         Changes in assets and liabilities
           Cash, restricted                                                         (1,132)                     (998)
           Accounts receivable                                                      64,481                   510,707
           Prepaid expenses and other                                                1,297                     4,889
           Accrued expenses and other liabilities                                 (181,650)                  180,310
                                                                            --------------            --------------
                   NET CASH (USED IN) PROVIDED BY
                     OPERATING ACTIVITIES                                          (36,963)                1,533,416
                                                                            --------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions                                                                (4,326,799)              (61,881,139)
                                                                            --------------            --------------

                  NET CASH USED IN
                      FINANCING ACTIVITIES                                      (4,326,799)              (61,881,139)
                                                                            --------------            --------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                             (4,363,762)              (60,347,723)

CASH AND CASH EQUIVALENTS, Beginning of    Period                                6,111,572                66,818,286
                                                                            --------------            --------------

CASH AND CASH EQUIVALENTS, End of Period                                    $    1,747,810            $    6,470,563
                                                                            ==============            ==============

                       See notes to financial statements

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

Principals of Consolidation
---------------------------

         The accompanying consolidated balance sheet, as of September 30, 1999, includes the accounts of the Partnership and its 99 percent-owned subsidiary, Retirement Partnership, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The 1 percent minority interest in Retirement Partnership, Ltd. is not presented separately due to its immateriality.

         The accompanying consolidated balance sheet, as of December 31, 1998, has been derived from audited consolidated financial statements of the Partnership for the year-ended December 31, 1998, and the accompanying unaudited consolidated financial statements, as of September 30, 1999 and 1998, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1998 included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1999 and 1998. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.

2.   COMMITMENTS
     -----------

         The Partnership had $22,090 in certificates of deposit at September 30, 1999 and December 31, 1998, restricted for utility deposits. The certificates of deposit mature one year from the original purchase date.

3.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

         In accordance with the Partnership Agreement, the general partner, Retirement Living Communities, L.P. (RLC), does not receive any fees from the Partnership but may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership. In addition, an affiliate of RLC is managing the assets of the Partnership. Partnership expenses incurred by RLC and affiliates, which were expensed by the Partnership for the third fiscal quarter ended September 30, 1999 and 1998, were $8,513 and $8,628, respectively.

         In addition, a 50 percent partner of RLC is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts.

4.   DISTRIBUTIONS AND WIND UP
     -------------------------

         On March 12, 1998, a distribution of $61,000,000 was made available to the BUC Holders, of which $60,711,842 has been disbursed to the BUC Holders and a $1,802,800 distribution was disbursed to the general partner. In March 1999, a distribution of $3,731,518 was made available to the BUC Holders, all of which $3,731,518 has been disbursed to the BUC Holders and a $313,482 distribution was disbursed to the general partner.

         On or before December 31, 1999, a final distribution (after reserves) will be made to the BUC Holders. The reserve amount will be set up to cover anticipated costs after December 31, 1998 arising from regulatory Medicaid and/or Medicare adjustments for the pre-1998 year, and accounting and legal wind-down expenses. BUC Holders will receive final tax information (Form 1065 K-1) for 1999, and should consult their tax advisors regarding their individual tax treatments.

Item 2.    CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

         This discussion should be read in conjunction with the financial statements of Capital Senior Living Communities, L.P. (the Partnership) included in this Report.

         As of September 30, 1999, the Partnership's assets included a 99 percent interest in Retirement Partnership, Ltd. (the Partnership Subsidiary).

RESULTS OF OPERATIONS
---------------------

         Since the sale of Partnership property on November 3, 1997, the Partnership's primary source of funds is interest income earned on cash holdings.

FIRST NINE-MONTHS OF 1999 COMPARED WITH NINE-MONTHS OF 1998
-----------------------------------------------------------

         Rental and other income for the nine-months ended September 30, 1999 and 1998 was $79,375 and $68,676, respectively. The increased revenues of $10,699 from the nine-months ended September 30, 1999 compared to September 30, 1998 is attributable to a prior year Medicare cost settlement. Total expenses for the nine-months ended September 30, 1999 and 1998 were $55,358 and $1,497, respectively. The increased expenses of $53,861 from the nine-months ended September 30, 1999 and 1998 is attributable to a workers compensation refund received in 1998. Interest income for the nine-months ended September 30, 1999 and 1998 was $79,630 and $843,541, respectively. Interest income decreased $763,911 from the nine-months ended September 30, 1998 to 1999 and is due to decreased cash reserves held in investments resulting from cash distributions made in 1998 and 1999.

         For the three-months ended September 30, 1999 compared with the three-months ended September 30, 1998, the Partnership's revenue adjustments decreased from $(22,211) at September 30, 1998 to $(6,330) at September 30, 1999 and was attributable to a decrease in Medicare adjustments. Total expenses for the three-months ended September 30, 1999 and 1998 were $36,483 and $55,657, respectively. The decrease in total expenses of $19,174 is attributable to a decrease in professional fees.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         As of September 30, 1999, the Partnership had cash and cash equivalents of $1,747,810. It is the intention of the general partner to wind down the business affairs of the Partnership and to substantially distribute its cash holdings on or before December 31, 1999, leaving a small working capital reserve available for obligations that may result from future contingencies. On March 12, 1998, a distribution of $61,000,000 was made available to the BUC Holders, of which $60,711,842 has been disbursed to the BUC Holders and a $1,802,800 distribution was disbursed to the general partner. The remaining 1998 declared distribution available for disbursement is $288,158. In March 1999, a distribution of $3,731,518 was made available to the BUC Holders, all of which $3,731,518 has been disbursed to the BUC Holders and a $313,482 distribution was disbursed to the general partner.

YEAR 2000 ISSUE
---------------

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs or hardware that have date-sensitive software or embedded chips may recognize the year 2000 as a date other than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         Based on ongoing assessments, the Partnership has developed a program to modify or replace significant portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly recognize and utilize dates beyond December 31, 1999. The Partnership has substantially completed software reprogramming and software and hardware replacement as of September 30, 1999, with 100 percent completion targeted for December 31, 1999. The costs of the completed and future modifications and replacement of hardware and software for the systems of the managing agent is expected to result in expenditures of approximately $100,000. However, the Partnership expects no allocation of this cost for completion of the managing agent's year 2000 initiative. All of the Partnership's systems have been upgraded with the exception of its general ledger program. The general ledger program is Year 2000 compliant, however, some of the reporting tools used in conjunction with the general ledger will not work properly with the current version of the Partnership's general ledger after December 31, 1999. As a result of this issue, the Partnership is currently in the process of upgrading its current general ledger and reporting software and expects this process to be completed by December 31, 1999. The Partnership presently believes that these modifications and replacement of existing software and certain hardware will mitigate the year 2000 issue. However, if such modifications and replacements are not completed timely, the year 2000 issue could have a material impact on the operations of the Partnership.

         The Partnership has completed a survey requiring written responses from its critical service providers in 1999. Based on the responses from the Partnership's critical service providers, 90 to 95 percent of the respondents indicated that they are currently Year 2000 compliant and the remaining respondents indicate that they will be Year 2000 compliant by the end of the year. The Partnership is therefore not aware of any external critical service provider with a year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Partnership has no other means of determining whether or ensuring that its critical service providers are or will be Year 2000-ready. The inability of critical services providers to complete their Year 2000 resolution process in a timely fashion could materially impact the Partnership.

         The Partnership has assessed its exposure to operating equipment, and such exposure it not significant due to the nature of the Partnership's business.

         The Partnership operates in a relatively low technology dependent industry and does not anticipate any industry or Partnership specific Year 2000 risks beyond those discussed above. Significant Year 2000 problems could result in the Partnership not having timely the operating information necessary to efficiently manage and monitor its business activities. This could result in disruptions in operation, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Partnership does not foresee Year 2000 issues affecting the day-to-day operations of its senior living communities due to their limited use of technology and the Partnership's evaluation of their operating equipment. The Partnership considers the possibility of significant Year 2000 problems, based on the evaluation of our internal systems and the response from our critical service providers, to be remote.

         The Partnership's management believes it has an effective program in place to resolve the year 2000 issue in a timely manner. As noted above, the Partnership has completed most but not all necessary phases of its Year 2000 program. In the event that the Partnership does not complete the current program or any additional phases, the Partnership could incur disruptions to its operations. In addition, disruptions in the economy generally resulting from year 2000 issues also could materially adversely affect the Partnership. The Partnership could be subject to litigation or computer systems failure. The amount of potential liability and cost cannot be reasonably estimated at this time.

         The Partnership currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Partnership plans to continue to monitor the status of completion of its Year 2000 initiatives to determine whether such a plan is necessary.

PART II  OTHER INFORMATION

Item 1.    Legal proceedings

None

Item 2.    Changes in securities

None

Item 3.    Defaults upon senior securities

None

Item 4.    Submission of matters to a vote of security holders

None

Item 5.    Other information

None

Item 6.    Exhibits and reports on Form 8-K

           (A)    Exhibit

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

                                    CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                                    By:      RETIREMENT LIVING COMMUNITIES, L.P.
                                             General Partner

                                         By:      CAPITAL RETIREMENT GROUP, INC.
                                                  General Partner




                                                 By: /s/ Keith Johannessen
                                                     ---------------------------
                                                     Keith Johannessen
                                                     President

                                                     Date:    November ___, 1999

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

                                    CAPITAL SENIOR LIVING COMMUNITIES, L.P.

                                    By:      RETIREMENT LIVING COMMUNITIES, L.P.
                                             General Partner

                                         By:      CAPITAL RETIREMENT GROUP, INC.
                                                  General Partner




                                                 By: /s/ Keith Johannessen
                                                     ---------------------------
                                                     Keith Johannessen
                                                     President

                                                     Date:    November ___, 1999