Form 10KSB
period 1999-12-31
CAPITAL SENIOR LIVING COMMUNITIES L P
filed 2000-03-30
CIK 789283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to
     _______________.

Commission file number: 0-14752.
                        -------

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        35-1665759
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

14160 Dallas Parkway, Suite 300, Dallas, Texas                75240
----------------------------------------------                -----
(Address of principal executive officers)                   (Zip Code)

Registrant's telephone number, including area code:  972/770-5600
                                                     ------------

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. [ ]

The registrant's revenues for its most recent fiscal year were:  $73,452
                                                                 -------

As of December 31, 1999, there were 1,117,692 Beneficial Unit Certificates of limited Partnership interest of the Partnership (BUCs) outstanding, of which 580,161 were held by affiliates of the registrant. The BUCs are not quoted on the NASDAQ System.

Documents incorporated by reference: None
                                     ----

Transitional small business disclosure format (check one):  Yes [   ] No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Capital Senior Living Communities, L.P. (the Partnership), formerly known as Retirement Living Tax- Exempt Mortgage Fund Limited Partnership, was formed on December 17, 1985, under the Delaware Revised Uniform Limited Partnership Act. In 1986, the Partnership issued to the public a total of 1,264,000 Beneficial Unit Certificates (BUCs), representing assignments of limited Partnership interest. This issuance generated funds of $28,758,000, net of issuance costs, which were used principally to acquire the Mortgage Loans (as defined below) on April 11, 1986.

The Partnership originally was formed to acquire a portfolio of five federally tax exempt, participating, non- recourse first mortgage bonds issued by governmental issuers (the Bonds) to finance the construction and/or ownership of real estate projects (the Projects). Each Bond was secured by a non-recourse note from the owner of a Project and a mortgage on such Project (the Mortgage Loans). The Projects consisted of four retirement living centers and one multi-family residential apartment complex. Each Project was owned by a Partnership (the Project Owner). The partners of each Project Owner (Guarantors) guaranteed the Mortgage Loan on such Project until that Project met a base interest target and also guaranteed all unpaid base interest on such Mortgage Loan until the earlier of maturity or acceleration (the Guarantees). The Project Owners defaulted under the Mortgage Loans, and effective September 11, 1991, the Project Owners transferred to a 99-percent-owned subsidiary of the Partnership (Retirement Partnership, Ltd, the Partnership Subsidiary), through a negotiated settlement (the Negotiated Settlement): (a) the five Projects securing the Mortgage Loans; (b) an option to acquire an additional 132-unit apartment project owned by an affiliate of the Project Owners and Guarantors (the Village Green I Apartments) (this acquisition was effective December 6, 1991); and (c) an approximate 12 percent interest in Encore Limited Partnership, a limited Partnership which invests in retirement living communities and is not affiliated with the Project Owners or Guarantors. The Partnership's interest in Encore Limited Partnership was subsequently diluted to a 3 percent interest after the reorganization of the Encore Limited Partnership in December 1995.

In exchange for the transfer of these properties to the Partnership, the Partnership agreed to (a) forgive approximately $6,000,000 of the principal owed under the Mortgage Loans; (b) release the Project Owners from any liability under the remaining balance of the Mortgage Loans; (c) release the Guarantors from any obligations under their personal guarantees of the Mortgage Loans; (d) purchase the Village Green I Apartments for $2,633,202, payable $430,000 in cash and by taking the project subject to a non-recourse first lien mortgage payable to Banc One Mortgage Corporation in the amount of approximately $2,203,202; and
(e) release the Project Owners and Guarantors from their obligation to reimburse the Partnership for $203,500 in costs related to the Partnership's efforts to collect unpaid base interest on the Mortgage Loans in 1989. Additionally, in order to acquire the Projects, the Partnership surrendered the Bonds to the government issuers for cancellation.

In addition, the Partnership invested in limited partnership interests in HealthCare Properties, L.P. (HCP) during 1996 and 1997. During 1997, the Partnership's interest in HCP was approximately 56 percent prior to the sale of this interest to an affiliate. The Partnership also invested in NHP Retirement Housing Partners

I, Limited Partnership (NHP) Pension Notes and acquired a 30.8 percent ownership of such Pension Notes prior to the sale of those Pension Notes to an affiliate.

The Partnership operated the four retirement-living centers through October 31, 1997 and operated them through management agreements with the General Partner of the Partnership and an affiliate of the General Partner. The two multi-family residential apartment complexes were sold on November 1, 1996 to a third- party purchaser. The four retirement living centers and partnership investments were sold on November 3, 1997 to an affiliate of the General Partner.

At December 31, 1999, the Partnership had no operations. Since the sale of Partnership properties in 1997, the General Partner has wound down the business affairs of the Partnership and substantially distributed its cash holdings, leaving a small working capital reserve available for obligations that may result from future contingencies. Effective December 31, 1999, the Partnership was dissolved and thereafter a certificate of cancellation was filed in the Office of the Secretary of State of the State of Delaware. See Acquisition and Divestiture.

General Partner

The Partnership's General Partner is Retirement Living Communities, L.P. (RLC), an Indiana limited Partnership, whose sole General Partner was Capital Realty Group Senior Housing, Inc. (Senior Housing). Effective July 1, 1995, Senior Housing assigned its General Partner interest to Capital Retirement Group, Inc. (Retirement Group), a Texas corporation and formerly an affiliate of Senior Housing. The address of the principal executive offices of RLC and its General Partner is the same as the Partnership: 14160 Dallas Parkway, Suite 300, Dallas, Texas 75240, and their telephone number at such address is the same as the Partnership 972/770-5600. The limited partner of the Partnership is Retirement Living Fiduciary Corporation (RLFC), an Indiana corporation.

Prior to March 23, 1990, the Project Owners were affiliates of RLC and RLFC. However, on March 23, 1990, the General Partners of RLC sold all of the General Partner interests in RLC and all of the outstanding shares of RLFC to Senior Housing, which is not an affiliate of the Project Owners, and the limited partners of RLC sold all of the limited partner interests in RLC to Capital Realty Group Properties, Inc. (CRGP), a Texas corporation and an affiliate of Senior Housing and Retirement Group. Effective January 1, 1991, CRGP transferred its limited Partnership interest in RLC to two individuals affiliated with Senior Housing and Retirement Group. See Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act. Accordingly, Retirement Group has sole management authority and control over the affairs of RLC. On September 12, 1990, RLC completed a tender offer solicitation of BUC holders in order to acquire BUCs, resulting in the acquisition of 561,336 BUCs by RLC, representing approximately 44 percent of the total BUCs outstanding. As of December 31, 1999 RLC owns 580,161 BUCs, representing 51.9 percent of the total BUCs outstanding. See Item 11, Security Ownership of Certain Beneficial Owners and Management, for further disclosure of affiliated ownership.

Federal Income Tax Status

The Partnership's operations are fully taxable for federal income tax purposes and the individual BUC holders are required to report their respective shares of any taxable income of the Partnership. Moreover, as a result of federal tax law changes in 1986, BUC holders are not able to use losses from any other source other than passive activity losses, to offset their share of the Partnership taxable income.

In the event the Partnership is taxed as a corporation because it is publicly traded under Section 7704 of the Internal Revenue Code (IRC) of 1986, then the Partnership would be taxed at corporate rates on all of its taxable income and distributions to the BUC holders would be treated as fully taxable dividends to the extent of current and accumulated earnings and profits, while distributions in excess of current and accumulated earnings and profits would be treated as the non-taxable return of capital to the extent of each BUC holder's basis in the BUCs. RLC does not believe the Partnership will be taxed as publicly traded for fiscal 1999 based on its interpretation of Section 7704 and no provision for income taxes has been reflected in the accompanying statements of income. No ruling has been requested from the Internal Revenue Service regarding this matter and there can be no certainty as to the ultimate outcome of this matter at this time.

Employees

The Partnership has no employees. During 1999, the Partnership was provided with certain services by employees or affiliates of RLC and Retirement Group, and the Partnership reimbursed the affiliates for such services at cost. The Partnership is not charged and does not pay for salaries or fringe benefits of any principals of Retirement Group.

Acquisition and Divestiture

 On July 8, 1997, the Partnership entered into an asset purchase agreement with an affiliate of RLC, Capital Senior Living Properties, Inc. (CSLP), a wholly-owned subsidiary of Capital Senior Living Corporation, pursuant to which the Partnership agreed to sell substantially all of its assets, other than working capital, to CSLP conditioned upon, among other things, the funding of the parent company of CSLP's initial public offering. On November 3, 1997, the Partnership sold its four retirement projects, its interest in Encore Limited Partnership, its interest in HCP and its interest in the NHP Pension Notes and limited partnership interests of NHP to CSLP for $76,617,993.

The Partnership's Properties

At December 31, 1999, the Partnership owned no properties.

ITEM 2.      DESCRIPTION OF PROPERTY

At December 31, 1999, the Partnership does not own or lease any significant physical properties. The Partnership operates out of, and uses the premises of, Retirement Group at no direct cost to the Partnership.

ITEM 3.      LEGAL PROCEEDINGS

No material pending legal proceedings are pending to which the Partnership is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

Until July 18, 1989, the BUCs were quoted on the NASDAQ System under the symbol RLIVZ. The BUCs are not presently listed or traded on any exchange or quoted on the NASDAQ System. Bid and asked prices were reported in the pink sheets during the second and third quarters of 1989. However, no bid or asked prices have been reported since the third quarter of 1989. Presently, there is not an established trading market for the BUCs.

The number of BUC holders of record as of December 31, 1999 was 687.

Due to the sale of the Partnership's assets on November 3, 1997, it is the General Partner's intention to substantially distribute the Partnership's cash holdings, leaving a small working capital reserve available for obligations that may result from future contingencies.

At December 31, 1999, the Partnership had no operations. Since the sale of Partnership properties, the General Partner has wound down the business affairs of the Partnership and substantially distributed its cash holdings, leaving a small working capital reserve available for obligations that may result from future contingencies. Effective December 31, 1999, the Partnership was dissolved. See Acquisition and Divestiture.

On March 12, 1998, a distribution of $61,000,000 was made available, of which $60,430,043 has been disbursed to the current BUC Holders, and a $1,802,800 distribution was disbursed to the General Partner.

During 1999, distributions of $5,492,076 were disbursed to the current BUC holders and $424,723 were disbursed to the General Partner.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion should be read in conjunction with the consolidated financial statements of the Partnership included in this Report.

Results of Operations

Rental and other income for fiscal 1999 and 1998 was $73,452 and $(75,053), respectively, and the increase in revenues from 1998 to 1999 primarily was due to Medicare settlements. Operating and general and administrative expenses for fiscal 1999 and 1998 was $92,275 and $(21,752), respectively, and the increase in expenses from 1998 to 1999 was due to larger workers' compensation reimbursements and bad debt recoveries in 1998 than in 1999. Interest income decreased $799,788 from 1998 to 1999, due to less cash available for investment resulting from cash distributions made during 1999. Other income of $90,000 in 1998 was due to a settlement of a legal claim.

Liquidity and Capital Resources

As of December 31, 1999, the Partnership had cash and cash equivalents of $160,437.

At December 31, 1999, the Partnership had no operations. Since the sale of Partnership properties, the General Partner has wound down the business affairs of the Partnership and substantially distributed its cash holdings, leaving a small working capital reserve available for obligations that may result from future contingencies. Effective December 31, 1999, the Partnership was dissolved See Acquisition and Divestiture.

On March 12, 1998, a distribution of $61,000,000 was made available, of which $60,430,043 has been disbursed to the BUC Holders and a $1,802,800 distribution was disbursed to the General Partner.

During 1999, distributions of $5,492,076 were disbursed to the BUC holders and distributions of $424,723 were disbursed to the General Partner.

Cash and cash equivalents decreased in the amount of $5,951,135 from the end of fiscal year 1998 to the end of fiscal year 1999. Cash uses during fiscal year 1999 were $34,336 from operations and $5,916,799 in distributions.

For 1999, the Partnership's taxable income was $50,423, which is approximately $0.05 for each outstanding BUC.

In the event the Partnership is taxed as a corporation because it is publicly traded under IRC Section 7704, then the Partnership would be taxed at corporate rates on all of its taxable income and distributions to the BUC Holders would be treated as fully taxable dividends to the extent of current and accumulated earnings and profits, while distributions in excess of current and accumulated earnings and profits would be treated as the non-taxable return of capital to the extent of each BUC Holder's basis in the BUCs. RLC does not believe the Partnership will be taxed as publicly traded for fiscal 1999 based on its interpretation of IRC Section 7704 and no provision for income taxes has been reflected in the accompanying consolidated statements of income. No ruling has been requested from the Internal Revenue Service regarding this matter and there can be no certainty as to the ultimate outcome of this matter at this time.

To the extent the Partnership is taxed as a corporation because it is publicly traded under IRC Section 7704, payments of federal income tax by the Partnership will reduce the liquidity and net cash flow of the Partnership. On the other hand, in such event, the BUC Holders would not be required to report any income of the Partnership in their personal federal income tax returns absent any cash distributions to them.

Year 2000 Issue

The Partnership did not experience any adverse computer disruptions due to the year 2000 rollover and does not expect any disruptions during the remainder of the year.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Partnership are listed in Item 11 of this report and are contained at pages 11 through 21 of this Report.

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

Retirement Group is a privately owned corporation initially organized on August 23, 1995. Its principal business activity has been the ownership and management of real property for its own account and for the account of various limited Partnerships of which it is the General Partner. Retirement Group is owned by James A. Stroud (50 percent through a trust) and Jeffrey L. Beck (50 percent).

Until February 1, 1995, the Partnership's properties were managed by Senior Housing. On February 1, 1995, Senior Housing assigned its contract rights to manage the Partnership properties to Capital Senior Living, Inc. (CSL), a subsidiary of Capital Senior Living Corporation (CSLC).

Following are the directors and executive officers of Retirement Group:

    Name                               Position

    James A. Stroud                    Chief Operating Officer, Secretary
    Jeffrey L. Beck                    Chief Executive Officer, Assistant
                                         Secretary and Director
    Keith N. Johannessen               President and Director
    Rob L. Goodpaster                  Vice President, National Marketing
    David R. Brickman                  Vice President, General Counsel
    Robert F. Hollister                Property Controller

James A. Stroud, age 49, serves as a director and Chief Operating Officer of Capital Senior Living Corporation (the "Company") and its predecessors since January 1986. He currently serves as Chairman of the Board, Chairman, and Secretary of the Company. Mr. Stroud also serves on the boards of various educational and charitable organizations, and in varying capacities with several trade organizations, including as a member of the Founder's Council and board of directors of the Assisted Living Federation of America, and as President, and as a member of the board of directors of the National Association for Senior Living Industry Executives. Mr. Stroud also serves as an Advisory Group member to the National Investment Conference. Mr. Stroud was a Found of the Texas Assisted Living Association and serves as a member of its board of directors. Mr. Stroud has earned a Masters in Law, is a licensed attorney and also is a Certified Public Accountant.

Jeffrey L. Beck, age 55, served as a director and Chief Executive Officer of the Company from January 1986 until March 1999. Mr. Beck also serves on the boards of various educational, religious and charitable organizations and in varying capacities with several trade associations. Mr. Beck served as Vice Chairman of the American Seniors Housing Association from 1992 to 1994, and as Chairman from 1994 to 1996, and remains a member of its Executive Board, and is a council member of the Urban Land Institute. Mr. Beck is Chairman of the Board of Directors of United Texas Bank of Dallas and is Chairman and President of Beck Properties Trophy Club.

Keith N. Johannessen, age 43, has served as President of the Company and its predecessors since March 1994, and previously served as Executive Vice President since May 1993. Mr. Johannessen has served as a director since May 1999. From 1992 to 1993, Mr. Johannessen served as Senior Manager in the health care practice of Ernst & Young. From 1987 to 1992, Mr. Johannessen was Executive Vice President of Oxford Retirement Services, Inc. Mr. Johannessen has served on the State of the Industry and Model Assisted Living Regulations committees of the American Seniors Housing Association. Mr. Johannessen has been active in operational aspects of senior housing for 21 years.

Rob L. Goodpaster, age 46, has served as Vice President, National Marketing of the Company and its predecessors since December 1992. From 1990 to 1992, Mr. Goodpaster was National Director of Marketing for Autumn America, an owner and operator of senior housing facilities. Mr. Goodpaster is a member of the Board of Directors of the National Association for Senior Living Industries. Mr. Goodpaster has been active in the operational, development and marketing aspects of senior housing for 23 years.

David R. Brickman, age 41, has served as Vice President and General Counsel of the Company and its predecessors since July 1992. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman has earned a Masters of Business Administration and a Masters in Health Administration. Mr. Brickman has either practiced law or performed in-house counsel functions for 11 years.

Robert F. Hollister, age 44, a Certified Public Accountant, has served as Property Controller for the Company and its predecessors since April 1992. From 1985 to 1992, Mr. Hollister was Chief Financial Officer and Controller of Kavanaugh Securities, Inc., a National Association of Securities Dealers broker dealer. Mr. Hollister is a Certified Financial Planner. Mr. Hollister is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

The executive officers of CSL and Retirement Group are required to spend only such time on the Partnership's affairs as is deemed necessary in the sole judgment of CSL and Retirement Group. A significant amount of these officers' time is spent on matters unrelated to the Partnership.

Based solely upon a review of Forms 3, 4 and 5 furnished to the Partnership pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act), the Partnership is not aware of any failure by any officer or director of Retirement Group or beneficial owner of more than 10 percent of the BUCs to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to 1999.

ITEM 10. EXECUTIVE COMPENSATION

RLC does not receive a fee for serving as General Partner of the Partnership. None of the executive officers or directors of Retirement Group receive a fee from the Partnership for serving in such capacity. As discussed under Item 12, Certain Relationships and Related Transactions, Retirement Group and its affiliates receive fees and expense reimbursements from the Partnership for other services rendered.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1999, RLC owned 580,161 BUCs (approximately 51.9 percent of the total outstanding), Jeffrey L. Beck, former CSLC chairman, owned 10,482 BUCs individually, Janet Sue Beck owned 70,846 BUCs individually, Capital Trust, a trust for which James A. Stroud is the beneficiary, owned 16,943 BUCs, James A. Stroud owned 39,404 BUCs individually and Stroud Children's Trust II owned
24,980 BUCs. Jeffrey L. Beck and James A. Stroud may each be deemed to beneficially own the BUCs owned by RLC. Jeffrey L. Beck disclaims beneficial ownership of the BUCs owned by Janet Sue Beck, and Janet Sue Beck disclaims beneficial ownership of the BUCs owned by Jeffrey L. Beck. No other person is known by the Partnership to own more than 5 percent of the BUCs.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to February 1, 1995, Senior Housing managed the Projects. Effective February 1, 1995, CSL managed the retirement living Projects pursuant to separate asset management agreements between the Partnership and CSL. The management agreements provide for reimbursement of all expenses of managing the properties, including salaries of on-site managers and out-of-pocket expenses of CSL, and provide for payment of a property management fee to CSL equal to 5 percent of the gross revenues of each Project. For the periods ended December 31, 1999 and 1998, the Partnership paid CSL $32,925 and $46,542, respectively, for reimbursable expenses under the management agreements. In accordance with the Partnership agreement, RLC does not receive any fees from the Partnership but it and affiliates may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership.

Jeffrey L. Beck is an approximate 50 percent partner in RLC and is chairman of the board of a bank where the Partnership held the majority of its operating cash accounts.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements

The following financial statements of the Partnership are filed as part of this report on pages 12 through 22 hereof:

-    Report of Ernst & Young LLP, Independent Auditors;

-    Consolidated  Statement  of Net Assets in  Liquidation  as of December  31,
     1999;

-    Consolidated Balance Sheet as of December 31, 1998;

- Consolidated Statements of Income for the years ended December 31, 1999 and 1998;

- Consolidated Statements of Partners' Capital for the years ended December 31, 1999 and 1998;

- Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998; and

-    Notes to Consolidated Financial Statements.

Financial Statement Schedules

All schedules have been omitted as the required information in inapplicable or the information is presented in the financial statements or related notes.

Exhibits

The list of exhibits is incorporated herein by reference to the exhibit index on pages 32 through 38 of this report.

Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of fiscal 1999.

                          REPORT OF ERNST & YOUNG LLP,
                              INDEPENDENT AUDITORS

The Partners and Beneficial Unit Certificate Holders of
Capital Senior Living Communities, L.P.

We have audited the accompanying consolidated statement of net assets in liquidation of Capital Senior Living Communities, L.P. and subsidiary as of December 31, 1999, the consolidated balance sheet of Capital Senior Living
Communities, L.P. and subsidiary as of December 31, 1998, and the related consolidated statements of income, partners' capital, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with audited standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the General Partner of Capital Senior Living Communities, L.P. and subsidiary approved the dissolution of the Partnership on December 31, 1999. As a result, the partnership has changed its basis of accounting as of December 31, 1999, from the going-concern basis to the liquidation basis.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Communities, L.P. and subsidiary at December 31, 1998, their net assets in liquidation at December 31, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States applied on the basis described in the preceding paragraph.

                                                     Ernst & Young LLP

Dallas, Texas
February 2, 2000

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                DECEMBER 31, 1999
                              (LIQUIDATION BASIS)

ASSETS                                                                 1999
                                                                       ----

   Cash and cash equivalents                                       $  160,437
    Accounts receivable, net of allowance for doubtful
    accounts of $28,994 in 1999 (Note 9)                                  400
                                                                   ----------

         Total assets                                                 160,837
                                                                   ----------


LIABILITIES

   Accrued expenses and other liabilities (Note 8)                     12,258
                                                                   ----------

          Total liabilities                                            12,258
                                                                   ----------

Commitments and contingencies (Note 7)

         Net assets in liquidation                                 $  148,579
                                                                   ==========



              The accompanying notes are an integral part of these
                            consolidated statements.

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998
                              (GOING-CONCERN BASIS)

ASSETS                                                                 1998
                                                                       ----

   Cash and cash equivalents                                      $  6,111,572
   Cash, restricted (Note 5)                                            20,958
    Accounts receivable, net of allowance
     for doubtful accounts of $52,462 in 1998 (Note 9)                  46,666
    Prepaid expenses and other                                           1,441
                                                                  ------------

         Total assets                                             $  6,180,637
                                                                  ============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Accrued expenses and other liabilities (Note 8)                $    189,150
                                                                  ------------

          Total liabilities                                            189,150
                                                                  ------------

Commitments and contingencies (Note 7)

PARTNERS' CAPITAL (Note 6)
   General Partner                                                     165,446
   Limited Partner                                                           1
   Beneficial unit certificates, 1,264,000 issued and
     1,117,692 outstanding in 1998                                   8,049,146
   Repurchased beneficial unit certificates                         (2,223,106)
                                                                  ------------

         Total partners' capital                                     5,991,487
                                                                  ------------

         Total liabilities and partners' capital                  $  6,180,637
                                                                  ============


  The accompanying notes are an integral part of these consolidated statements.


                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                              1999                            1998
                                                                              ----                            ----
RENTAL AND OTHER INCOME
     Nursing (Note 3)                                                    $   73,452                       $  (75,933)
     Other                                                                        -                              800
                                                                         ----------                       ----------
           Total Rental and Other Income                                     73,452                          (75,053)
                                                                         ----------                       ----------

EXPENSES (Note 8)
    Operating Expenses:
        Salaries, wages, and benefits                                             -                         (113,792)
        Property taxes                                                       17,637                              754
        Cost of meals provided                                                    -                           (1,003)
        Repairs and maintenance                                                   -                            3,033
        Insurance                                                            14,115                            5,177
        Bad debt recoveries                                                 (24,802)                         (93,140)
        Other                                                                     -                             (264)
                                                                         ----------                       ----------
           Total Operating Expenses                                           6,950                         (199,235)
                                                                         ----------                       ----------

    General and Administrative Expenses:
        Salaries, wages and benefits                                         22,821                           40,605
        Professional fees                                                    35,729                          111,857
        Office supplies, communications, and reproduction                    12,961                           18,918
        Other                                                                13,814                            6,103
                                                                         ----------                       ----------
           Total General and Administrative Expenses                         85,325                          177,483
                                                                         ----------                       ----------
           Total Expenses                                                    92,275                          (21,752)
                                                                         ----------                       ----------
           Loss from Operations                                             (18,823)                         (53,301)

OTHER INCOME
    Interest income                                                          92,714                          892,502
    Other                                                                         -                           90,000
                                                                         ----------                       ----------
           Total Other Income                                                92,714                          982,502
                                                                         ----------                       ----------
NET INCOME                                                               $   73,891                       $  929,201
                                                                         -=========                       ==========

NET INCOME ALLOCATION:
    General Partner                                                      $    7,389                       $   92,920
    Beneficial unit certificate holders                                      66,502                          836,281
                                                                         ----------                       ----------

          Total                                                          $   73,891                       $  929,201
                                                                         ==========                       ==========

NET INCOME PER BENEFICIAL UNIT CERTIFICATE                               $     0.06                       $     0.75

BENEFICIAL UNIT CERTIFICATES OUTSTANDING                                  1,117,692                        1,117,692
                                                                         ==========                       ==========

  The accompanying notes are an integral part of these consolidated statements.


                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                 Repurchased
                                           Beneficial             Beneficial
                                              Unit            Unit Certificates        Limited           General
                                          Certificates            (Note 11)            Partner           Partner           Total
                                          ------------        -----------------        -------           -------        ----------
BALANCE, December 31, 1997                $  69,035,516       $    (2,223,106)               1        $     482,718  $   67,295,129

     Net income                                 836,281                     -                -               92,920         929,201

     Net income distribution
     adjustment (Note 6)                     (1,392,608)                    -                -            1,392,608               -

     Distributions                          (60,430,043)                    -                -           (1,802,800)    (62,232,843)
                                          -------------       ---------------          -------        -------------  --------------

BALANCE, December 31, 1998                    8,049,146            (2,223,106)               1              165,446       5,991,487

     Net income                                  66,502                     -                -                7,389          73,891

     Net income distribution
     adjustment (Note 6)                       (424,723)                    -                -              424,723               -

     Distributions                           (5,492,076)                    -                -             (424,723)     (5,916,799)
                                         --------------       ---------------          -------        -------------  --------------

BALANCE, December 31, 1999               $    2,198,849       $    (2,223,106)         $     1        $     172,835  $      148,579
                                         ==============       ===============          =======        =============  ==============


  The accompanying notes are an integral part of these consolidated statements.

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                       1999                          1998
                                                                                       ----                          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $       73,891                 $      929,201
     Adjustments to reconcile net income
     to net cash (used in) provided by operating activities:
       Recoveries on bad debts                                                          (24,802)                       (93,140)
       Changes in operating assets and liabilities:
           Cash, restricted                                                              20,958                           (998)
           Accounts receivable                                                           71,068                        646,298
           Prepaid expenses and other                                                     1,441                          3,448

           Accrued expenses and other liabilities                                      (176,892)                        41,320
                                                                                 --------------                 --------------
           NET CASH (USED IN) PROVIDED BY OPERATING
              ACTIVITIES                                                                (34,336)                     1,526,129
                                                                                 --------------                 --------------
CASH FLOWS FROM FINANCING ACTIVITY
     Distributions                                                                   (5,916,799)                   (62,232,843)
                                                                                 --------------                 --------------

           NET CASH USED IN FINANCING ACTIVITY                                       (5,916,799)                   (62,232,843)
                                                                                 --------------                 --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (5,951,135)                   (60,706,714)

CASH AND CASH EQUIVALENTS, Beginning of Year                                          6,111,572                     66,818,286
                                                                                 --------------                 --------------

CASH AND CASH EQUIVALENTS, End of Year                                           $      160,437                 $    6,111,572
                                                                                 ==============                 ==============


  The accompanying notes are an integral part of these consolidated statements.

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1.  ORGANIZATION, SALE OF PARTNERSHIP ASSETS AND BASIS OF PRESENTATION

Capital Senior Living Communities, L.P. (the Partnership) was formed on December 17, 1985, under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to acquire a portfolio of federally tax-exempt non-recourse participating first mortgage loans secured by income-producing real estate consisting of four retirement living centers and one multifamily residential apartment project (the Projects). The mortgage loans were acquired on April 11, 1986.

On April 10, 1986, the Partnership issued 1,264,000 Beneficial Unit Certificates
(BUCs) at $25 per BUC, generating funds of $28,758,000, net of issuance costs, for the Partnership. These funds were used principally to acquire portfolio of mortgage loans.

The General Partner of the Partnership is Retirement Living Communities, L.P., an Indiana limited Partnership (RLC). The limited partner is Retirement Living Fiduciary Corporation, an Indiana corporation (RLFC).

During 1997, the Partnership sold its four retirement projects, its interest in Encore Limited Partnership, its interest in HealthCare Properties, L.P. (HCP) and its interest in the Pension Notes and limited partnership interests of NHP Retirement Housing Partners I Limited Partnership (NHP) to Capital Senior Living Properties, Inc. (CSLP).

Since the sale of Partnership properties, the General Partner has wound down the business affairs of the Partnership and substantially distributed its cash holdings, leaving a small working capital reserve available for obligations that may result from future contingencies (see Note 7).

Effective December 31, 1999, the Partnership was dissolved and thereafter a certificate of cancellation was filed in the Office of the Secretary of State of the State of Delaware. As a result, the Partnership has changed its basis of accounting as of December 31, 1999, from going-concern basis to liquidation basis. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.

NOTE 2.  OWNERSHIP BY RLC

On September 12, 1990, RLC completed a solicitation of BUC holders in order to acquire BUC interests, resulting in the acquisition of 561,336 BUCs by RLC, representing approximately 44 percent of the total BUCs outstanding. As of December 31, 1999, RLC owns 580,161 BUCs, representing 51.9 percent of the total BUCs outstanding.

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998 CONTINUED

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Partnership and its 99 percent-owned subsidiary, Retirement Partnership, Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation. The 1 percent minority interest in Retirement Partnership, Ltd. is not presented separately due to its immateriality.

Cash Equivalents

The Partnership considers investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Partnership had two properties (The Centers) that participated in the Medicare and/or Medicaid programs. The Centers are entitled to reimbursement under the foregoing programs in amounts determined based on the filing of an annual cost report prepared in accordance with Federal regulations, which reports are subject to audit and retroactive adjustments in future periods. Revenue from the Medicare program is recorded at established rates and adjusted for differences between such rates and estimated amounts reimbursable from the program. Any differences between estimated and actual reimbursements are included in operations in the year of settlement. Prior year adjustments for The Centers in 1999 and 1998 totaled $62,591 in income and $75,933 in charges, respectively. Included in accrued expenses and other liabilities at December 31,1999 and 1998 is $4,758 and $187,040, respectively, for amounts due to the Medicare program. The Partnership has received final notices of program reimbursement through 1997.

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

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998 CONTINUED

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments (cash and cash equivalents) at December 31, 1999 and 1998 are comparable.

NOTE 5.  RESTRICTED CASH

The Partnership had $0 in certificates of deposit at December 31, 1999 and $20,958 in certificates of deposit at December 31, 1998, restricted for utility deposits. The certificates of deposit mature one year from the original purchase date.

NOTE 6.  CASH DISTRIBUTIONS

Net operating income, if distributed as determined by the General Partner at its sole discretion, is to be distributed 99 percent to the BUC holders and 1 percent to RLC until the BUC holders receive distributions equal to a cumulative non-compounded annual return of 11 percent on their adjusted capital contributions. Thereafter, remaining net operating income is distributed 90 percent to the BUC holders and 10 percent to RLC, which is the basis for the net income allocation in 1999. As a result of the distribution of the gain on sale proceeds, and the impact of the cumulative annual return, it was determined that the General Partner allocation of net income was increased by $424,723 and $1,392,608 in 1999 and 1998, respectively.

The second amended Partnership Agreement allows the General Partner sole discretion in determining cash distributions. Prior to this amendment, cash distributions were to be paid within 45 days of each calendar quarter. Due to the sale of the Partnership's assets on November 3, 1997, the Partnership is being wound down. Distributions of $5,916,799 and $62,232,843 were made in 1999 and 1998, respectively.

Proceeds from the refinancing, sale, or other dispositions of Partnership assets, less expenses directly attributable thereto (net residual proceeds), will be distributed 100 percent to the BUC holders until the BUC holders have received an amount equal to the sum of their adjusted capital contributions plus an amount equal to a cumulative non-compounded annual return of 11 percent on their adjusted capital contributions. All remaining net residual proceeds will be distributed 100 percent to RLC until such amount equals 1 percent of all net residual proceeds distributed to the BUC holders. Thereafter, any remaining net residual proceeds will be distributed 90 percent to the BUC holders and 10 percent to RLC.

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998 CONTINUED

NOTE 7.  INCOME TAXES

No provision has been made in the financial statements for federal income taxes because, under current law, no federal income taxes are paid directly by the Partnership. The partners are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes. A reconciliation of the financial statement net income and the net income for tax purposes follows:

                                                 For the Year Ended December 31,
                                                    1999               1998
                                                    ----               ----
Net income per
     Statement of income                         $   73,891         $   929,201

     Additional bad-debt expense
          recognized for tax                        (23,468)            (93,140)
                                                 ----------         -----------

         Taxable income                          $   50,423         $   836,061
                                                 ==========         ===========



The tax basis of the Partner's capital accounts are as follows:

                                                 For the Year Ended December 31,
                                                    1999              1998
                                                    ----              ----

General Partner                                 $  (193,498)        $    63,725

BUC Holders                                      (5,715,817)           (106,664)
                                                -----------         -----------
                                                $(5,909,315)        $   (42,939)
                                                ===========         ===========

In the event the Partnership is taxed as a corporation because it is publicly traded under IRC Section 7704, then the Partnership would be taxed at corporate rates on all of its taxable income and distributions to the BUC holders would be treated as fully taxable dividends to the extent of current and accumulated earnings and profits, while distributions in excess of current and accumulated earnings and profits would be treated as the nontaxable return of capital to the extent of each BUC holder's basis in the BUCs. Partnership management does not believe the Partnership will be taxed as publicly traded for fiscal 1999 based on its interpretation of IRC Section 7704 and no provision for income taxes has been reflected in the accompanying consolidated statements of income. No ruling has been requested from the Internal Revenue Service regarding this matter and there can be no certainty as to the ultimate outcome of this matter at this time.

                     CAPITAL SENIOR LIVING COMMUNITIES, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998 CONTINUED

NOTE 8.  TRANSACTIONS WITH RELATED PARTIES

In accordance with the Partnership agreement, the General Partner (RLC) does not receive any fees from the Partnership but may be reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operations of the Partnership. Partnership expenses incurred by RLC and affiliates, which were reimbursed and expensed by the Partnership for the years ended December 31, 1999 and 1998, were $32,925 and $46,542, respectively.

Accounts receivables from affiliates due to the Partnership at December 31, 1999 is $400.

Amounts due RLC and affiliates for overhead reimbursement at December 31, 1999 and 1998 are $7,500 and $1,729, respectively.

In addition, a 50 percent partner in RLC is chairman of the board of a bank where the Partnership held the majority of its operating cash accounts.

NOTE 9.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

The components of the allowance for doubtful accounts are as follows:

                                                     December 31,
                                         1999                          1998
                                         ----                          -----
Balance at beginning of year        $       52,462               $      145,602
   Write-offs                                1,334                            -
   Recoveries of bad debts                 (24,802)                     (93,140)
                                    --------------               --------------
Balance at end of year              $       28,994               $       52,462
                                    ==============               ==============

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


CAPITAL SENIOR LIVING COMMUNITIES, L.P.

By:  RETIREMENT LIVING COMMUNITIES
     General Partner

      By:  CAPITAL RETIREMENT GROUP, INC.
           General Partner

           By:  /s/ James A. Stroud
               --------------------------
               JAMES A. STROUD, Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James A. Stroud             Chief Operating Officer           March 29, 2000
-------------------             and Director (Chief financial
James A. Stroud                 and accounting officer) of
                                Capital Retirement Group, Inc.



/s/ Jeffrey L. Beck             Chief Executive Officer           March 29, 2000
-------------------             and Director of Capital
Jeffrey L. Beck                 Retirement Group, Inc.


                                  EXHIBIT LIST

                                                                                       Page Nos.
                                                                                        In This
Exhibit Description                                                                      Filing


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

4-A  Agreement of Limited  Partnership  and  Certificate  of  Retirement  Living
     Tax-Exempt  Mortgage  Fund  Limited  Partnership  filed as  Exhibit  4-A to
     Amendment No. 3 to the  Partnership's  1933 Act  Registration  Statement on
     Form S-11 under  Registration  No. 33- 3157  filed with the  Commission  on
     March 31, 1986, and incorporated herein by reference.

4-B  Amended and Restated Agreement of Limited  Partnership of Retirement Living
     Tax- Exempt Mortgage Fund Limited  Partnership  filed as Exhibit 4-B to the
     Partnership's  1986 Form 10-K Annual  Report filed with the  Commission  on
     March 31, 1987, and incorporated herein by reference.

4-C  Form of Beneficial Unit Certificates, filed as Exhibit 4-C to Amendment No.
     3 to the Partnership's  1933 Act Registration  Statement on Form S-11 under
     Registration No. 33- 3157 filed with the Commission on March 31, 1986, and incorporated herein by reference.

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


4-G  Second  Amended  and  Restated  Agreement  of  Limite  Partnership  of  the
     Partnership dated as of December 24, 1992 filed as Exhibit 4-G to the Partnership's 1992 Form 10-K Annual Report filed with the Commission and incorporated herein by reference.

4-H  Certificate  of  Cancellation  filed  February  7, 2000  with the  Delaware
     Secretary of State.

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

10-E Modification,   Consolidation  and  Extension  Mortgage  Note  between  EFB
     Development Company and Retirement Partnership,  Ltd. and Banc One Mortgage
     Corporation,  dated  December  6,  1991,  filed  as  Exhibit  10-E  to  the
     Partnership's  Annual  Report  on Form  10- K for  the  fiscal  year  ended
     December 31, 1991, and incorporated herein by reference.

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

10-O Management Agreement Dated September 11, 1991, between Capital Realty Group
     Senior  Housing,  Inc. and  Retirement  Partnership,  Ltd. for the property
     management   services  relating  to  the  Cottonwood   Village   Retirement
     Community,  filed as Exhibit 10- O to the  Partnership's  Annual  Report on
     Form 10-K for the fiscal year ended  December  31, 1991,  and  incorporated herein by reference.




10-P Three  Management  Agreements  Dated March 1, 1991 between  Capital  Realty
     Group Management,  Inc. and Congregate Housing Partnership of Indianapolis,
     Capital Realty Group Management, Inc. and Congregate Housing Partnership of
     Cottonwood,  Capital Realty Group Management,  Inc. and Sanibel  Investment
     Company,  filed as Exhibit 10-K to the Partnership's  1990 Form 10-K Annual
     Report filed with the Commission on April 12, 1991, and incorporated herein by reference.

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

10-X Congregate  Housing   Partnership,   Inc.  Assignment  of  its  eleven  and
     two-thirds   percent  (11.6667   percent)  interest  in  Encore  Retirement
     Partners,  Ltd. - 1985 to Retirement  Partnership,  Ltd., dated April 1991, filed as Exhibit 10-X to the  Partnership's  Annual Report on Form 10-K for
     the  fiscal  year ended  December  31,  1991,  and  incorporated  herein by reference.

     Retirement Partnership, Ltd. Assignment of its eleven an two-thirds percent
     (11.6667 percent) interest in Encore Retirement Partners, Ltd. - 1985 to the Partnership, dated January 1, 1992, filed as Exhibit 10-X to the Partnership's Annual Report on Form 10-K for the fiscal year ended December
     31, 1991, and incorporated herein by reference.

10-Y Beck Trophy Club, L.P. Partnership Agreement dated November 28, 1993 filed as Exhibit 10-Y to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10-Z Beck Trophy Club,  L.P.  Resale  Agreement  dated  December 3 1993 filed as
     Exhibit 10- Z to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, and incorporated herein by reference.

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



----------------------

* All exhibits have been previously filed.
